Form 10KSB
period 2005-12-31
INTERNET ACQUISITION GROUP INC
filed 2006-04-06
CIK 1291047

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

[ ] TRANSITION REPORT UNDER SECTION 13 OR

15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 333-122563

INTERNET ACQUISITION GROUP, INC.

(Name of small business issuer in its charter)

California	20-0624181
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

302 Creekside Ct. E.
Huntertown, Indiana	46748
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number: (260) 385-0338

Copies of Communications to:

Stoecklein Law Group

402 West Broadway, Suite 400

San Diego, CA 92101

(619) 595-4882

Fax (619) 595-4883

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Check whether the issuer is not required to file reports pursuant to Section 13 of 15(d) of the Exchange Act ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

The issuer's revenues for its most recent fiscal year ended December 31, 2005. $80.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, as of March 24, 2006 was $2,869,363, based on a share value of $0.10.

The number of shares of Common Stock, $0.001 par value, outstanding on March 24, 2006 was 69,963,630 shares.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

INTERNET ACQUISITION GROUP, INC.

FOR THE FISCAL YEAR ENDED

December 31, 2005

Index to Report

on Form 10-KSB

PART I	Page

Item 1.	Description of Business	2
Item 2.	Description of Property	10
Item 3.	Legal Proceedings	10
Item 4.	Submission of Matters to a Vote of Security Holders	10

PART II

PART III

FORWARD-LOOKING STATEMENTS

This document contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including, but not limited to, any projections of earnings, revenue or other financial items; any statements of the plans, strategies and objections of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; any statements or belief; and any statements of assumptions underlying any of the foregoing.

Forward-looking statements may include the words “may,” “could,” “estimate,” “intend,” “continue,” “believe,” “expect” or “anticipate” or other similar words. These forward-looking statements present our estimates and assumptions only as of the date of this report. Except for our ongoing securities laws, we do not intend, and undertake no obligation, to update any forward-looking statement.

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The factors impacting these risks and uncertainties include, but are not limited to:

•	heightened competition;

•	problems developing new internet based stores;

•	failure to identify, develop or profitably manage additional businesses;

•	failure to obtain new customers or retain existing customers;

•	inability to carry out marketing and sales plans;

•	inability to obtain capital for future growth;

•	loss of key executives; and

•	general economic and business conditions.

For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see “Factors That May Affect Our Results of Operation” in this document.

In this form 10-KSB references to “IAG”, “the Company”, “we,” “us,” and “our” refer to INTERNET ACQUISITION GROUP, INC.

PART I

ITEM 1.	DESCRIPTION OF BUSINESS

(a) General Business Development

Internet Acquisition Group, Inc. (“IAG”) is a development stage company incorporated in the State of California in January of 2004. The original concept of the company was to acquire existing internet based businesses (hence the word “Acquisition” in the company name) and achieve economies of scale and develop cross-marketing opportunities between these businesses.

(b) Our Business

IAG is in the business of marketing, selling and distributing products through a number of its internet based stores. Through our websites we offer a convenient shopping interface that features product information. Our Internet or electronic commerce websites include clickable links between all of our Internet specialty stores and are designed to enhance the customer’s online shopping experience 24 hours a day, seven days a week.

We use a “virtual operating model” that includes outsourcing the majority of our operating infrastructure to national distribution and fulfillment partners with established expertise. In other words, we rely on distributors to fulfill a number of the traditional retail functions for our Internet stores, including maintaining inventory, processing orders, and shipping merchandise. This helps to minimize the initial start-up costs and ongoing operating costs of our internet stores.

This allows us maximum flexibility for the operations of business by defining a business model that uses outsourcing and partnerships to both free our corporate resources and maintains a higher degree of efficiency than would normally be possible were we handling such tasks as inventory and shipping in-house. This operating model allows us to add new product categories easily and rapidly, and eliminates significant capital investments and the costs and risks of carrying inventory. We intend to expand our product offerings by establishing strategic relationships with additional partners. We do not own any of the products or inventory featured on our websites.

Principal Products and Services

IAG currently has three online stores that are fully functional websites with the ability to place orders through a secure shopping cart/checkout process. The three different Internet stores for marketing, selling and distributing products include: (i) electronics store (www.electronic-superstores.com); a DVD/VHS movie store (www.millennium-superstore.com); and a specialty giftshop store (www.virtualgiftshops.com). Each website has been developed with a different Internet consumer in mind. We have designed our websites based upon product lines that have market potential, that are well suited for e-commerce, and that are in industries that allow us to partner with a distributor.

The electronics store website has been developed for the individual shopping for specific electronic items. This includes such items as audio electronics (radios, cd players, speakers, etc.) cameras and camcorders, computer accessories, fax machines, global positioning systems, home theatre systems, mp3 players, phones, radar detectors, televisions, and VCRs.

The DVD/VHS store website has been developed for the individual shopping for either DVDs or VHS movies. This currently includes 20 categories including Action (i.e., 2 Fast 2 Furious), Classics (i.e., Casablanca), Drama (i.e., The Hunt for Red October), Family (i.e., Finding Nemo, The Lion King), Horror (i.e., Ring, The Shining), Sci-Fi (i.e., several Star Trek movies, Lord of the Rings: The Two Towers), and Television shows (i.e., CSI, I Love Lucy).

The giftshop store website has been developed for the individual shopping for small gift items. Items available at this website include a wide variety of figurines, bird feeders and bird houses, candles, dolls, knives, and wind chimes, among other items.

The stores accessed through our websites are more of a specialty retail rather than general retail type. By maintaining separate websites for each product category, the customer can more easily find the items for which they are shopping, adding convenience and simplicity to the shopping experience. Each website features a clickable link that takes the consumer directly to our sister stores should they be interested in the other specialty items.

We plan to expand our product offerings within existing product categories and to add new product categories from time to time, to increase the overall shopping convenience for our customers.

Through word of mouth and traditional media advertising, we believe we can establish widely recognized e-commerce brands. Our websites are intended to provide an enjoyable shopping experience with a large product offering and product information, backed by our commitment to customer service. Our key operating advantages are anticipated to include the following:

•

Multi-Category Internet Superstores. We plan to operate specialty stores that feature a broad range of products. Our websites will allow customers to locate products, and our sites are intended to facilitate easy navigation among our stores. We believe the broad product offerings at our Internet websites, may enable customers to save time by addressing many of their shopping needs at each site. We believe this one-stop shopping convenience also encourages repeat purchases from our websites.

•

Virtual Model. We intend to use a virtual operating model that includes outsourcing the majority of our operating infrastructure to distribution and fulfillment companies. In other words, we rely on distributors to fulfill a number of the traditional retail functions for our Internet stores, including maintaining inventory, processing orders, and shipping merchandise. This operating model will allow us to scale quickly within existing product lines and to add new product categories easily and rapidly without significant capital investments or the costs or risks of carrying inventory. By aligning with distributors in each of our product categories, we will have access to their significant inventories and distribution capabilities.

•

Low Operating Costs. We intend to minimize our infrastructure and operating expenses by taking advantage of the cost efficiencies achieved by our distribution and fulfillment partners. By keeping our costs low, we will be able to focus our efforts and resources on developing our brands and enhancing our customers’ overall shopping experience. We believe our low operating overhead will enable us to offer most products at prices below those of other leading online competitors, while still making a profit.

We also believe our operating model will provide us with significant competitive advantages and offer a compelling value proposition to both customers and advertisers that will enable us to apply our business model to a broad range of products and services.

Distribution Methods and Marketing

Our objective is to develop an e-commerce destination offering a broad selection of brand name products to consumers and small businesses. To achieve this objective, the key elements of our strategy include the following:

•

We intend to increase customer loyalty and brand recognition by offering multiple comprehensive product lines through our websites. In addition we plan to promote our websites through a variety of marketing and promotional campaigns, as well as strategically placed online advertisements and promotional campaigns.

•

We intend to expand our product offerings to include popular product categories on the Internet, encouraging one-stop shopping for multiple products and repeat purchases. We also plan to continue to pursue and expand relationships with distributors to establish joint ventures and partnering relationships with manufacturers and service providers, and to enter into referral arrangements with other e-commerce companies.

•

The anticipated cost efficiencies and economies of scale of our distribution and fulfillment partners are anticipated to enable us to operate with low operating expenses. As we add additional products and services, we believe we will be able to capture even greater efficiencies while improving gross margins on existing products. We will continue to modify our pricing strategy to maintain a group of aggressively low priced, high volume items, as well as promoting associated higher margin products and emphasizing advertising revenues. Because our business model enables the addition of higher margin products and services without significant capital investment in distribution infrastructure and inventory, we should be able to achieve higher returns on invested capital.

We have established an initial working relationship with Dynamic Storefront based in Santa Ana, California, which provides us with an ordering system that integrates their product warehouse with a customizable front end ordering application. As a result of this partnership, we have developed three retail type Internet stores that recently became operational. However, we have not placed any significant orders through Dynamic Storefront.

Traffic to our websites has been limited in that we have not implemented any advertising program, nor do we intend any significant advertising program until: (i) we have sufficient capital to sustain such a program; and (ii) have completed the development of a significant marketing and advertising plan. For the first three months of 2006 we have had approximately 310 visitors and an average of 37 visits per month to our websites. We have recently begun accepting orders from our websites and are in the process of fulfilling our initial sales. Customer support is currently available through electronic mail (e-mail) addresses listed on our websites.

To date, our focus has been on developing our websites, pursuing and developing partnerships with our fulfillment partner, and ensuring that the internet stores are fully functional prior to undertaking marketing efforts. While our business is heavily dependent on name recognition, which can only be obtained through advertising, we did not want to increase the level of activity until we were certain that all of our systems and relationships were functioning properly. We feel we are now at that stage and have recently made our products available for sale on our three specialty websites through the traditional shopping cart / checkout process of most online stores. Purchases can be made using credit cards or electronic checks.

Competition and Market Overview

The e-commerce market is new, rapidly evolving and intensely competitive, in addition, there are few barriers to entry. We expect that competition will further intensify in the future. New technologies and the expansion of existing technologies may also increase competitive pressures. We will compete with a variety of online vendors who specialize in computer hardware and software products, as well as those who sell books, music, videos, DVDs and other entertainment products. Moreover, all of the products we sell in our online stores are available through traditional and catalog retailers. Consequently, we must compete with companies in the e-commerce market as well as the traditional retail industry. We believe the primary competitive factors in online retailing include brand recognition, price, product selection, customer service, value-added services and ease of use.

Competition among online retailers has increased as a result of the attractive commercial medium provided by the Internet and the relatively low barriers to enter this market. Therefore, we believe the success of online retailers will depend on their ability to develop brand awareness, offer competitive prices on a broad selection of products, and provide compelling content and superior customer service.

We also expect to experience significant competitive pressure if any of our distribution partners were to initiate their own retail operations. Since our distributors have access to merchandise at very low costs, they could sell products at lower prices than us and maintain a higher gross margin on their product sales than we are able to achieve. If this were to occur, our current and potential customers may decide to purchase directly from these distributors, which could reduce our market share.

Growth of the Internet and E-Commerce

The Internet has rapidly emerged as a significant interactive medium for worldwide communication, instant access to information and e-commerce. We believe this rapid growth is primarily attributable to the increasing number of personal computers in homes and offices, technological advancements that provide easier, faster and cheaper access to the Internet and the proliferation of products, content and services available on the Internet at competitive prices.

We believe increasing numbers of customers will engage in e-commerce as online retailers take advantage of the technological improvements associated with the Internet which allow the integration of one-click buying, intelligent product recommendations and near real-time customer service.

Limitations of Traditional and Catalog Retailers

The emergence of the Internet as an alternative shopping channel has highlighted the limitations associated with shopping at traditional and catalog retailers. Traditional retailers face inherent structural limitations that may inhibit their ability to capitalize on the growing worldwide market for their goods and services. The space available in a traditional retail store limits merchandising flexibility and limits the number of products that a traditional retailer can offer at any given time. Traditional retailers must make significant investments in inventory that may quickly become obsolete. These retailers also face challenges in hiring, training and maintaining knowledgeable sales staff and preventing losses due to theft by customers and employees. Personnel costs typically limit operating hours, reducing customer convenience. Furthermore, traditional retailers generally have difficulties gathering customer demographics and preferences, and their potential customer base is typically limited to those who live within a reasonable geographic distance from the retail locations.

While catalog retailers provide customers with the convenience of shopping from anywhere at anytime, the amount of products information they can provide is limited due to catalog mailing, printing and other related expenses. Since catalogs must be printed and mailed far in advance of sales, catalog retailers cannot readily change their product offerings or prices to adapt to an evolving market. Furthermore, the catalog shopping experience is, in general, neither interactive nor personalized, yet requires extensive personnel support to take and process orders.

The Online Retail Opportunity

In contrast to traditional retail channels, the Internet provides online retailers with the opportunity to offer a broad and evolving selection of merchandise to customers worldwide, while enabling customers to shop at their convenience without leaving their homes or offices. The Internet provides essentially unlimited shelf space without significant capital investments, allowing online retailers to build large global customer bases at an unprecedented pace and to potentially achieve superior economic returns over the long-term. The flexible structure of the Internet also enables online retailers to update product descriptions quickly and make new products immediately available for sale without incurring significant expenses. In addition, online retailers can easily obtain demographic and behavioral data about customers, increasing opportunities for targeted marketing.

The Online Advertising and Merchandising Opportunity

The significant increase in online shopping has coincided with technological advances that provide advertisers with cost-effective means of targeting specific customer groups, interacting with and receiving feedback from customers and measuring effectiveness of the specific advertising campaigns. Online advertising also provides advertisers a unique opportunity to use a variety of advertisements and provide substantial product information. Because these methods generally are not economically available in traditional media, the Internet has rapidly emerged as a compelling vehicle for advertisers as websites have begun to aggregate a large number of visitors with attractive demographics.

Challenges Faced by Online Retailers

The Internet addresses many of the limitations faced by traditional and catalog retailers by providing unlimited shelf space, worldwide geographic reach for potential customers, customer convenience, significant flexibility with regard to vendor promotion and cross-merchandising opportunities, and on a comparable basis, extremely low costs. However, online retailing is new and evolving and presents a number of challenges, including:

•

Limited Brand Awareness and Customer Loyalty Online retailers must build their brand recognition to attract potential new customers, to develop customer trust and loyalty in the absence of face-to-face interaction and to maintain high levels of customer traffic to their websites. Creating a strong brand, however, can be difficult and expensive, and many online retailers have had limited success developing their brand name.

•

Significant Price Competition Online pricing engines enable customers to easily determine the lowest price for a particular product. Because online shoppers can quickly access pricing information with little effort, online retailers must be able to offer competitive prices to continue to draw traffic to their websites.

•

Limited Product Offerings and Customer Convenience Many online retailers focus on a single product category, which may frustrate customers who must visit a variety of online stores and pay multiple shipping fees to accommodate all of their online shopping needs. Among those online retailers who provide multiple product offerings, many have sites that are difficult to navigate, do not use sophisticated search capabilities and do not allow customers to purchase products using a single check-out process.

•

Inability to Scale Operations and Infrastructure Many online retailers choose to handle most aspects of the online retail channel internally, including maintaining a large inventory of products, shipping and processing orders, and providing customer service. This requires significant time, capital investment and operating overhead that constrain the online retailers’ ability to increase sales or expand into new product categories. Unexpected increases in sales can also strain the retailer’s infrastructure, resulting in delayed or improper shipments, slow response time and dissatisfied customers.

•

Limited Content and Customer Service Due to the increasing number of websites, online retailers must provide compelling content and other attractive features to differentiate their sites. Many first time online shoppers may experience concern over the absence of the face-to-face communication associated with e-commerce transactions. We believe a successful online retailer must provide immediate customer support, timely shipments, frequent status updates and knowledgeable advice.

Principal Suppliers and Sources

Currently we do not rely on any one supplier for our products. We do have an agreement with Dynamic Storefront to facilitate all our needs with regards to maintaining inventory, providing our ordering system to the consumer, and shipping the products directly from their warehouse. This allows for us to avoid the costs associated with maintaining an inventory, storage costs, and personnel to handle orders. However, we have not generated product sales of any significance through this relationship and may look to establishing other relationships in the future.

Intellectual Property

IAG currently has three online stores that are fully functional websites with the ability to place orders through a secure shopping cart/checkout process. We run and maintain three different Internet stores for marketing, selling and distributing products, which include the following domain names: www.electronic-superstores.com; www.millennium-superstore.com; and www.virtualgiftshops.com. As we expand our operations and marketing we may acquire additional domain names in conjunction with offering new products.

Governmental Approval and Regulation

All of our services are subject to federal and state consumer protection laws including laws protecting the privacy of consumer non-public information and regulations prohibiting unfair and deceptive trade practices. In particular, under federal and state financial privacy laws and regulations, we must provide notice to consumers of our policies on sharing non-public information with third parties, must provide advance notice of any changes to our policies and, with limited exceptions, must give consumers the right to prevent sharing of their non-public personal information with unaffiliated third parties. Furthermore, the growth and demand for online commerce could result in more stringent consumer protection laws that impose additional compliance burdens on online companies. These consumer protection laws could result in substantial compliance costs and could interfere with the conduct of our business.

Moreover, in many states, there is currently great uncertainty whether or how existing laws governing issues such as property ownership, sales and other taxes, and libel and personal privacy apply to the Internet and commercial online services. These issues may take years to resolve. For example, tax authorities in a number of states, as well as a Congressional advisory commission, are currently reviewing the appropriate tax treatment of companies engaged in online commerce, and new state tax regulations may subject us to additional state sales and income taxes. New legislation or regulation, the application of laws and regulations from jurisdictions whose laws do not currently apply to our business or the application of existing laws and regulations to the Internet and commercial online services could result in significant additional taxes on our business. These taxes could have an adverse effect on our cash flows and results of operations. Furthermore, there is a possibility that we may be subject to significant fines or other payments for any past failures to comply with these requirements.

Additionally, once we are able to expend more resources on advertising and marketing, these efforts may be regulated by organization and statutes such as the CAN-SPAM act limiting the transmission of unsolicited commercial electronic mail via the Internet, the California Online Privacy Protection Act of 2003 requiring owners of commercial websites or online services to post a privacy policy, the Fair and Accurate Credit Transaction Act of 2003, ensuring that everyone is treated fairly when applying for credit and protecting consumers against identity theft, the California Financial Information Privacy Act prohibiting the sharing of nonpublic personal information of a consumer with nonaffiliated third parties without the explicit prior consent of the consumer, California Civil Code Section 1798.82 requiring businesses to notify customers if an unauthorized person may have obtained access to their personal information, and California Civil Code Section 1798.83 requiring disclosure of sharing for marketing purposes. The failure to satisfy these and other regulatory requirements could have a material adverse effect on our business’ financial condition and results of operations.

Personnel

We are a development stage company and currently have only one part-time employee, Matt Lettau, who is also our sole officer and director. We look to Mr. Lettau for his entrepreneurial skills and talents. For a discussion of Mr. Lettau’s experience, please see “Directors and Executive Officers.” Initially Mr. Lettau will handle all of our operations. We plan to use consultants, attorneys and accountants as necessary and do not plan to engage any full-time employees in the near future. We believe the use of non-salaried personnel allows us to expend our capital resources as a variable cost as opposed to a fixed cost of operations. In other words, if we have insufficient revenues or cash available, we are in a better position to only utilize those services required to generate revenues as opposed to having salaried employees. We may hire marketing employees based on the projected size of the market and the compensation necessary to retain qualified sales employees. A portion of any employee compensation would likely include the right to acquire our stock, which would dilute the ownership interest of holders of existing shares of our common stock. Mr. Lettau has assisted us in our website design and functions, in addition to maintenance, and troubleshooting. Currently, we are able to generate sales through our websites. In order to substantially impact our revenues we will require additional personnel. These personnel will be added to our management when funds are available. We anticipate such availability to be after 12 months.

ITEM 2.	DESCRIPTION OF PROPERTY

Our offices are currently located at 302 Creekside Ct. E., Huntertown, Indiana 46748, the home of Mr. Lettau, our sole officer and director. Mr. Lettau does not receive any remuneration for the use of his home or time he spends on our behalf. We do not believe that we will need to obtain additional office space at any time in the foreseeable future, approximately 12 months, until our business plan is more fully implemented.

As a result of our method of operations and business plan we do not require personnel, other than Mr. Lettau, to conduct our business. In the future we anticipate requiring additional office space and additional personnel; however it is unknown at this time how much space or how many individuals will be required.

ITEM 3.	LEGAL PROCEEDINGS

We are not presently a party to any material litigation, nor to the knowledge of management is any litigation threatened against us which may materially affect us.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We did not submit any matters to a vote of our security holders during the fourth quarter of the fiscal year 2005.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) Market Information

There currently is no public market for our securities. We have contacted an authorized OTC Bulletin Board market maker for sponsorship of our securities on the Over-the-Counter Bulletin Board; however, there can be no assurance that NASD will approve the inclusion of the common stock.

(b) Holders of Common Stock

As of March 24, 2006 there were approximately 69,963,630 outstanding shares of IAG’s Common Stock.

(c) Dividends

We have never declared or paid dividends on our Common Stock. We intend to follow a policy of retaining earnings, if any, to finance the growth of the business and do not anticipate paying any cash dividends in the foreseeable future. The declaration and payment of future dividends on the Common Stock will be the sole discretion of the Board of Directors and will depend on our profitability and financial condition, capital requirements, statutory and contractual restrictions, future prospects and other factors deemed relevant.

(d) Securities Authorized for Issuance under Equity Compensation Plans

We currently do not maintain any equity compensation plans.

ITEM 6.	PLAN OF OPERATION

The original plan of operation was to acquire existing internet based businesses and achieve economies of scale and develop cross-marketing opportunities between these businesses. The business plan was revised to focus on developing Internet based businesses following a failed merger. With the minimal barriers to entry for Internet based businesses, IAG determined that it was more cost-effective to develop its business rather than to seek to acquire existing businesses. While IAG cannot rule out the possibility of a future merger or acquisition, with the approval of shareholders, IAG’s business plan is not to engage in a merger or acquisition with an unidentified company or companies.

Since inception, we have not been engaged in any significant operations nor have we had any significant revenues, as we are in the development stage. Our only recent activities include organization of the Company, the development of several websites, and research over the Internet to determine methods of acquiring market share presence without significant start up expenses.

Goals and Objectives:

As a result of our being a development stage company with minimal amounts of equity capital initially available, our business plan set our goals in three stages: (1) begin basic operations based upon the availability of initial funding of less than $100,000; (2) grow our business through marketing and advertising based upon additional funding of $200,000; and (3) full scale operations with full-time staff and additional advertising based upon additional equity and/or debt financing in the approximate sum of $500,000 to $1,000,000. The first goal, listed as Stage I below, was accomplished through a private placement that raised the Company’s start up capital in an amount of $81,020. Financing for Stage II and III will be pursued in the future upon the successful completion of Stage I.

Stage I: Development of basic business operations.

•	To set up our corporate structure (file for incorporation) and set up corporate governance.
•	To retain counsel and an auditor to assist in preparation of documents providing for the raising of $50,000 - $100,000 to complete Stage I of our Plan of Operations.
•	To establish operational websites.
•

To establish an initial product wholesaler to handle all inventory for us and to drop ship the product directly to the client for us, allowing the flexibility of a larger product warehouse and inventory without any administrative costs or issues associated with keeping inventory.

•	To file a registration statement to register the initial shares sold in our private placement.
•	To obtain a market in our stock on the OTC:BB.
•	To begin initial operations of our Internet stores.

Stage II: Grow our business through marketing and advertising based upon raising approximately $200,000 in additional debt or equity financing.

•	To enhance the websites – to maximize the number of hits (the number of times individuals and or entities utilize the website). Our websites visibility is very critical for our Plan of Operation.
•	To develop a comprehensive marketing plan for our Internet stores.
•

To promote the websites through both traditional and Internet advertising, such as Internet Banner Ads focused on strategic locations and oriented to websites where products proposed by us will be sold.

In the event we do not receive the funds from future offerings, then we will be in a position to continue with the operations of IAG, however no significant business will be accomplished until other equity or debt is raised, or in the unlikely event that our online stores, as currently operational, generates sufficient revenues to incur additional advertising expenses, thus enabling us to obtain any significant hits on our websites, thus producing revenues.

Stage III: Full scale operations with full-time staff and additional advertising based upon our receipt of additional equity and/or debt in the approximate sum of $500,000 to $1,000,000.

•

To hire personnel, including the payment of a salary to our President, to operate the day-to-day activities of IAG. With the raising of $500,000 in Stage III, we intend to pay our President a salary of $40,000 per year. There are no accruals for past salary, and the commencement date of such salary would not occur until such time as the additional funds are acquired. An additional $50,000 would be allocated toward salaries, and the balance of $110,000 would be utilized for legal, accounting, advertising and general office expenses. In the event an additional $500,000 were raised (in addition to the $500,000 referenced above), we would allocate the 2nd $500,000 primarily to advertising, office space and additional staff. We anticipate that it will take us approximately 90 days after the funding referenced in this State III to expand our advertising, hire personnel, and obtain office space.

•

To set up advertising programs, both traditional and via the Internet, nationwide to achieve the maximization of our opportunities to sell our products. Our advertising campaign, in addition to the advertising slated for our Stage II, will include more advertising in a larger number of markets. To prepare for the implementation of this advertising program, we are accumulating advertising data from the various Internet research publications throughout the United States. Within 90 days of our receipt of the funds referenced in this Stage III we will be prepared to commence the Stage III advertising programs.

Milestones:

IAG has achieved several significant milestones since its inception. It has completed nearly all the objectives listed above under Stage I. This includes:

•	We have set up our corporate structure and corporate governance, which was accomplished through the incorporation in California in January of 2004;
•	We raised $81,020 in start-up capital from a private placement;
•	We established operational websites for three separate Internet stores.
•

We established a relationship with Dynamic Storefront and their partners, which provides us with product, warehousing and distribution directly to our customers, although we have not had any sales of significance through Dynamic Storefront;

•	We have filed registration statements to register the initial shares sold in our private placement and received a notice of effectiveness as of January 4, 2006; and,
•	We have begun initial operations of our Internet stores, with the first orders recently placed by our first customers.

Almost all objectives from Stage I have been met, except for the establishment of a market for our stock on the OTC:BB, which we have begun to pursue with our submittal of an application to a market maker; however, there can be no assurance that NASD will approve the inclusion of the common stock. While the achievement of the objectives in Stage I has led to the initial startup of our three online stores, additional financing will be necessary to generate significant revenues from our operations. The financing is necessary to provide the capital necessary to undertake an extensive marketing and advertising program to develop customer awareness of our online stores.

Until we receive an infusion of capital from our anticipated future offerings, we will not be able to complete Stage II of our Plan of Operations and the objectives set forth thereunder. We currently have insufficient capital to commence significant operations and are dependent on the proceeds of the Stage II offering to begin such operations. Although our websites are currently operational and we are starting to receive orders, our Plan of Operations is premised upon having advertising dollars available. We believe the advertising dollars allocated in our plan of operations will assist us in generating revenues. We have suffered start up losses and have a working capital deficiency, which raises substantial concern regarding our ability to continue as a going concern. We believe the proceeds of the State II offering will enable us to maintain our operations and working capital requirements for at least the next 12 months, without taking into account any internally generated funds from operations.

We will require additional funds to maintain and expand our operations as referenced in our Stage III. These funds may be raised through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shareholders. At this time we have no earmarked source for these funds. Additionally, there is no guarantee that we will be able to locate additional funds. In the event we are unable to locate additional funds, we will be unable to generate revenues sufficient to operate our business as planned. For example, if we receive less than $500,000 of the minimum funds earmarked in Stage III, we would be unable to expand our advertising to levels under Stage III. Alternatively we may be required to reduce the payments of salary to our President and cover legal and accounting fees required to continue our operations. There is still no assurance, even with the funds from the Stage III offering, we will be able to maintain operations at a level sufficient for an investor to obtain a return on their investment in our common stock. Further, we may continue to be unprofitable.

Satisfaction of our cash obligations for the next 12 months. Our plan of operation has provided for us to establish operational Internet stores as soon as practical. We have accomplished the goal through the creation of several websites. Initially we capitalized our company with $81,020 from a private placement. As of December 31, 2005, we had $50,771 in working capital. Our plan of operation indicates expenditures in the following year of at least $100,000. We have based our assumptions on the fact that we will not incur additional obligations for personnel, office, etc. until such time as we either raise additional equity or debt, or generate significant revenues to support such expenditures.

Summary of any product research and development that we will perform for the term of the plan. We do not anticipate performing any significant product research and development under our plan of operation. In lieu of product research and development we anticipate maintaining control over our advertising, especially on the Internet, to assist us in determining the allocation of our limited advertising dollars.

Expected purchase or sale of plant and significant equipment. We do not anticipate the purchase or sale of any plant or significant equipment, as such items are not required by us at this time or in the next 12 months.

Significant changes in number of employees. The number of employees required to operate our business is currently one part time individual. After we have commenced generating revenues based upon the expenditures of our advertising dollars, and word of mouth advertising, and at the end of the initial 12 month period, our plan of operation anticipates our requiring additional capital to hire at least one full time person.

Going Concern

The financial statements included in this filing have been prepared in conformity with generally accepted accounting principles that contemplate the continuance of the Company as a going concern. The Company is in the development stage and, accordingly, has generated limited revenues from operations. Since its inception, the Company has been engaged substantially in financing activities and developing its product line, setting up its e-commerce websites, and incurring substantial costs and expenses. As a result, the Company incurred accumulated net losses from January 16, 2004 (inception) through the period ended December 31, 2005 of $76,293. In addition, the Company’s development activities since inception have been financially sustained through equity financing. Management intends to use borrowings and security sales to mitigate the effects of its cash position, however no assurance can be given that debt or equity financing, if and when required, will be available.

The ability of the Company to continue as a going concern is dependent upon its ability to raise additional capital from the sale of common stock and, ultimately, the achievement of significant operating revenues. The accompanying financial statements do not include any adjustments that might be required should the Company be unable to recover the value of its assets or satisfy its liabilities.

Critical Accounting Policies and Estimates

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”). FIN 47 provides guidance relating to the identification of and financial reporting for legal obligations to perform an asset retirement activity. The Interpretation requires recognition of a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. FIN 47 also defines when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The provision is effective no later than the end of fiscal years ending after December 15, 2005.

The Company will adopt FIN 47 beginning the first quarter of fiscal year 2006 and does not believe the adoption will have a material impact on its consolidated financial position or results of operations or cash flows.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”) which replaces Accounting Principles Board Opinions No. 20 “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements-An Amendment of APB Opinion No. 28.” SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and a correction of errors made in fiscal years beginning after December 15, 2005 and is required to be adopted by the Company in the first quarter of 2006. The Company is currently evaluating the effect that the adoption of SFAS 154 will have on its results of operations and financial condition but does not expect it to have a material impact.

In June 2005, the Emerging Issues Task Force, or EITF, reached a consensus on Issue 05-6, Determining the Amortization Period for Leasehold Improvements, which requires that leasehold improvements acquired in a business combination or purchased subsequent to the inception of a lease be amortized over the lesser of the useful life of the assets or a term that includes renewals that are reasonably assured at the date of the business combination or purchase. EITF 05-6 is effective for periods beginning after July 1, 2005. We do not expect the provisions of this consensus to have a material impact on the financial position, results of operations or cash flows.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Liquidity and Capital Resources

Since inception, we have financed our cash flow requirements through the issuance of common stock which has resulted in our receipt of $81,020. As we expand our activities, we may continue to experience net negative cash flows from operations, pending receipt of sales revenues. Additionally we anticipate obtaining additional financing to fund operations through common stock offerings, to the extent available; or to obtain additional financing to the extent necessary to augment our working capital. As of the date of this filing, we do not have any arrangements or agreement to provide for future financing.

We anticipate that we will incur operating losses in the next twelve months. Our lack of operating history makes predictions of future operating results difficult to ascertain. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets. Such risks for us include, but are not limited to, an evolving and unpredictable business model and the management of growth. To address these risks, we must, among other things, obtain a customer base, implement and successfully execute our business and marketing strategy, continually develop and upgrade our product packaging, provide order fulfillment through the Internet, respond to competitive developments, and attract, retain and motivate qualified personnel. There can be no assurance that we will be successful in addressing such risks, and the failure to do so can have a material adverse effect on our business prospects, financial condition and results of operations.

FACTORS THAT MAY AFFECT OUR RESULTS OF OPERATION

RISKS RELATING WITH OUR BUSINESS AND MARKETPLACE

We are a development stage company organized in January 2004 and have no operating history, which makes an evaluation of us extremely difficult. At this stage of our business operations, even with our good faith efforts, potential investors have a high probability of losing their investment.

We were incorporated in January of 2004 as a California corporation. As a result of our recent start up we have yet to generate revenues from operations and have been focused on organizational, start-up, and market analysis activities since we incorporated. Our operating activities during this period consisted primarily of developing our websites. Our websites are linked to the marketers of various products and services over the Internet, there is nothing at this time on which to base an assumption that our business operations will prove to be successful or that we will ever be able to operate profitably. Our future operating results will depend on many factors, including our ability to raise adequate working capital, demand for our products, the level of our competition and our ability to attract and maintain key management and employees.

Our prospects are subject to the risks and expenses encountered by start up companies establishing a business as an online retailer selling products over the Internet. Our limited operating history makes it difficult or impossible to predict future results of our operations. We may not establish a clientele that will make us profitable, which might result in the loss of some or all of your investment in our common stock.

You should consider our prospects in light of the risks and difficulties frequently encountered by early stage companies in the rapidly evolving online commerce market. These risks include, but are not limited to, an unpredictable business environment, the difficulty of managing growth and the use of our business model. To address these risks, we must, among other things:

•	expand our customer base;
•	enhance our brand recognition;
•	expand our product and service offerings;
•	access sufficient product inventory to fulfill our customers’ orders;
•	successfully implement our business and marketing strategy;
•	provide superior customer service and order processing;
•	respond effectively to competitive and technological developments; and
•	attract and retain qualified personnel.

Our auditor’s report reflects the fact that without realization of additional capital, it would be unlikely for us to continue as a going concern.

As a result of our deficiency in working capital at December 31, 2005 and other factors, our auditors have included a paragraph in their audit report regarding substantial doubt about our ability to continue as a going concern. Our plans in this regard are to seek merger or acquisition candidates, and to seek additional funding through future equity private placements or debt facilities.

We will require additional financing in order to implement our marketing plan. In the event we are unable to acquire additional financing, we may not be able to implement our marketing plan resulting in a loss of revenues and ultimately the loss of your investment.

Due to our start-up nature, we will have to incur the costs of developing professional marketing materials, hiring new employees and commencing marketing activities for our websites. To fully implement our business plan we will require substantial additional funding. Our current cash on hand is anticipated to enable us to maintain minimum operations and working capital requirements for at least six months.

We will need to raise additional funds to expand our operations. We plan to raise additional funds through private placements, registered offerings, debt financing or other sources to maintain and expand our operations. Adequate funds for this purpose on terms favorable to us may not be available, and if available, on terms significantly more adverse to us than are manageable. Without new funding, we may be only partially successful or completely unsuccessful in implementing our business plan, and our stockholders may lose part or all of their investment.

We are substantially dependent on the Internet and continued growth of the online commerce market. If the online commerce market does not grow, or we are unable to develop a market based upon the online commerce market, your investment in us is at risk of being lost.

The market for the sale of goods over the Internet is an emerging market. Our future revenues and profits are substantially dependent upon the widespread acceptance and use of the Internet and other online services as a medium for commerce by consumers. Rapid growth in the use of and interest in the Web, the Internet and other online services is an evolving phenomenon and there can be no assurance that this acceptance and use will continue to develop or that a sufficiently broad base of consumers will adopt, and continue to use, the Internet as a medium of commerce.

In addition, the Internet may not be commercially viable in the long term for a number of reasons, including potentially inadequate development of the necessary network infrastructure or delayed development of enabling technologies, performance improvements and security measures. To the extent that the Internet continues to experience significant growth in the number of users, their frequency of use or their bandwidth requirements, there can be no assurance that the infrastructure for the Internet and other online services will be able to support the demands placed upon them. In addition, the Internet or other online services could lose their viability due to delays in the development or adoption of new standards and protocols required to handle increased levels of Internet or other online service activity, or due to increased governmental regulation. Changes in or insufficient availability of telecommunications services to support the Internet or other online services also could result in slower response times and adversely affect usage of the Internet, access to our websites, and other online services generally. If use of the Internet and other online services does not continue to grow or grows more slowly than expected, if the infrastructure for the Internet and other online services do not effectively support growth that may occur, or if the Internet and other online services do not continue as a viable commercial marketplace, our business, results of operations and financial condition would be materially adversely affected and we may have to discontinue our operations

Because we face intense competition, an investment in our company is highly speculative, which may result in a loss in your investment in us.

The Internet online retail business involves rapid technological change and is characterized by intense and substantial competition. A number of our competitors are well established, substantially larger and have substantially greater market recognition, greater resources and broader distribution capabilities than we have. New competitors are continually emerging. Increased competition by existing and future competitors could materially and adversely affect our profitability. Moreover, our success depends on maintaining a high quality of content. The lack of availability of unique quality content could adversely affect our business.

Potential competitors may be able to respond more quickly to new or changing opportunities, technologies and customer requirements than us and may be able to undertake more extensive promotional activities, offer more attractive terms to customers and adopt more aggressive pricing policies than we do. Additionally, there are no significant impediments for others to entering into the business of selling products on the Internet.

We are significantly dependent on Matt Lettau, our sole officer and director, who has limited experience in running a business such as ours. The loss or unavailability to IAG of Mr. Lettau’s services would have an adverse effect on our business, operations and prospects which could result in a loss of your investment in us.

Our business plan is significantly dependent upon the abilities and continued participation of Matt Lettau, our sole officer and director. Mr. Lettau is not irreplaceable; however it would be difficult to replace Mr. Lettau at such an early stage of development of IAG. The loss by or unavailability to IAG of Mr. Lettau’s services would have an adverse effect on our business, operations and prospects. There can be no assurance that we would be able to locate or employ personnel to replace Mr. Lettau, should his services be discontinued. In the event we are unable to locate or employ personnel to replace Mr. Lettau, then we would be required to cease pursuing our business opportunity, which could result in a loss of your investment.

Mr. Lettau has no experience in running either a public or private company. The lack of experience in operating either a public or private company could impact our return on investment, if any.

As a result of our reliance on Mr. Lettau, and his lack of experience in operating either a private or public company, our investors are at risk of losing their entire investment. Mr. Lettau intends to hire personnel in the future, when sufficiently capitalized, who may have the experience required to manage our company, although such management is not anticipated until the occurrence of future financing. Until such management is in place, we are reliant upon Mr. Lettau to make the appropriate management decisions despite his lack of experience.

Mr. Lettau may become involved with other businesses and there can be no assurance that he will continue to provide services to us. Mr. Lettau’s limited time devotion to IAG, less than 100 hours per month, could have an adverse effect on our operations.

As compared to many other public companies, we do not have the depth of managerial or technical personnel. Mr. Lettau may in the future be involved with other businesses and there can be no assurance that he will continue to provide services to us. Mr. Lettau will devote only a portion, less than 100 hours per month, of his time to our activities. As our sole officer and director, decisions are made at his sole discretion and not as a result of compromise or vote by members of a board.

We are dependent on several third party providers to fulfill a number of our retail functions. If these parties are unwilling or unable to continue providing services to us, our business could be seriously harmed.

We are currently dependent on our distribution and fulfillment providers to manage inventory, process orders and distribute products to customers in a timely manner. We do not have any long-term agreements with any of these third parties. If we do not maintain our existing relationships with these providers on acceptable commercial terms, we may not be able to offer a broad selection of merchandise, and customers may refuse to shop at our online stores. In addition, manufacturers may decide, for reasons outside our control, not to offer particular products for sale on the Internet. If we are unable to supply products to customers, or if other product manufacturers refuse to allow their products to be sold via the Internet, our business would suffer severely.

We rely on distributors to fulfill a number of traditional retail functions, including maintaining inventory and preparing merchandise for shipment to individual customers. In the future, vendors may not be willing to provide these services at competitive rates. In addition, vendors may refuse to develop the communications technology necessary to support our direct shipment infrastructure. We also have no effective means to ensure that providers will continue to perform these services to our satisfaction. Customers could become dissatisfied and cancel their orders or decline to make future purchases if we or our providers are unable to deliver products on a timely basis. If customers become dissatisfied with our distributors and third party service providers, our reputation could suffer.

Our operations are also heavily dependent upon a number of other third parties for customer service and support, credit card processing, and hosting our system infrastructure. In addition, our distributors and fulfillment providers will use the Federal Express Corporation, United Parcel Service and the United States Postal Service to deliver substantially all of the products sold through our websites. If the services of any of these third parties become unsatisfactory, customers may experience lengthy delays in receiving orders, and we may not be able to find a suitable replacement on a timely basis or on commercially reasonable terms.

We have incurred substantial losses and expect to continue to incur losses for the foreseeable future. Continued losses could result in the loss of your investment.

We have not achieved profitability since our inception, and we incurred net losses of $10,437 for the year ended December 31, 2005 and $76,293 for the period January 16, 2004 (inception) to December 31, 2005. We expect to continue to incur losses for the foreseeable future due to additional costs and expenses related to:

•	the implementation of our business model and our pricing strategies;
•	brand development, marketing and other promotional activities;
•	the expansion of our product and service offerings;
•	the continued development of our websites; and
•	the development of strategic relationships.

RISKS FACTORS RELATING TO OUR COMMON STOCK

There is no current public market for our common stock; therefore you may be unable to sell your securities at any time, for any reason, and at any price, resulting in a loss of your investment.

As of the date of this report, there is no public market for our common stock. Although we have contacted an authorized OTC Bulletin Board market maker for sponsorship of our securities on the Over-the-Counter Bulletin Board, there can be no assurance that our attempts to do so will be successful. Furthermore, if our securities are not quoted on the OTC Bulletin Board or elsewhere, there can be no assurance that a market will develop for the common stock or that a market in the common stock will be maintained. As a result of the foregoing, investors may be unable to liquidate their investment for any reason.

Our common stock could be deemed a low-priced “Penny” stock which could make it cumbersome for brokers and dealers to trade in our common stock, making the market for our common stock less liquid and negatively effect the price of our stock.

In the event we are accepted for trading in the over-the-counter market, trading of our common stock may be subject to certain provisions of the Securities Exchange act of 1934, commonly referred to as the “penny stock rules” as defined in Rule 3a51-1. A penny stock is generally defined to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. If our stock is deemed to be a penny stock, trading will be subject to additional sales practice requirements on broker-dealers. These require a broker-dealer to:

•	Deliver to the customer, and obtain a written receipt for, a disclosure document;
•	Disclose certain price information about the stock;
•	Disclose the amount of compensation received by the broker-dealer or any associated person of the broker-dealer;
•	Send monthly statements to customers with market and price information about the penny stock; and
•	In some circumstances, approve the purchaser’s account under certain standards and deliver written statements to the customer with information specified in the rules.

Consequently, penny stock rules may restrict the ability or willingness of broker-dealers to trade and/or maintain a market in our common stock. Also, prospective investors may not want to get involved with the additional administrative requirements, which may have a material adverse effect on the trading of our shares.

We do not expect to pay dividends for the foreseeable future.

For the foreseeable future, it is anticipated that earnings, if any, that may be generated from our operations will be used to finance our operations and that cash dividends will not be paid to holders of our common stock.

ITEM 7.	FINANCIAL STATEMENTS

See Index to Financial Statements and Financial Statement Schedules appearing on page F-1 through F-11 of this Form 10-KSB.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On April 27, 2005 Beckstead and Watts, LLP was dismissed. IAG appointed Jaspers + Hall, PC, as its independent accountants for the year ending December 31, 2004. IAG has continued to use Jaspers + Hall, PC’s services as its independent accountants for the year ending December 31, 2005. This was a change in accountants recommended by the IAG’s Executive Management and approved by the IAG’s Board of Directors. During the most recent fiscal year and during the portion of 2005 preceding the Board’s decision, neither the Company, nor anyone engaged on its behalf, has consulted with Jaspers + Hall, PC regarding: (i) either the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company’s financial statements; or (ii) any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K) or a reportable event (as described in Item 304(a)(1)(v) of Regulation S-K). As the principal accountant, Jaspers + Hall, PC expressed no reliance on any reports generated by the prior accountants.

Beckstead and Watts, LLP audited the financial statements of IAG for the period January 16, 2004 (inception) through April 30, 2004. Their report did not contain an adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles, except that Beckstead and Watts, LLP’s report contained an explanatory paragraph regarding substantial doubt about the Company’s ability to continue as a going concern. From February of 2004 (date of engagement) through April 27, 2005 there were no disagreements between IAG and Beckstead and Watts, LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Beckstead and Watts, LLP would have caused them to make a reference to the subject matter of the disagreement in connection with their audit report.

The change in accountants does not result from any dissatisfaction with the quality of professional services rendered by Beckstead and Watts, LLP, as the independent accountants of the Registrant.

ITEM 8A.	CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. As of the end of the period covered by this report, Matt Lettau, our President and Chief Accounting Officer evaluated the effectiveness of our disclosure controls and procedures. Based on the evaluation, which disclosed no significant deficiencies or material weaknesses, Mr. Lettau concluded that our disclosure controls and procedures are effective, in light of minimal operations. There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B.	OTHER INFORMATION

None.

PART III

ITEM 9	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The members of the Board of Directors of the Company serve until the next annual meeting of stockholders, or until their successors have been elected. The officers serve at the pleasure of the Board of Directors. Officers are elected by the Board and their terms of office are, except to the extent governed by employment contract, at the discretion of the Board. Information as to our current director and executive officer is as follows:

NAME	AGE	POSITION
Matt Lettau	40	President, Secretary/Treasurer, Director

Duties, Responsibilities and Experience

Matt Lettau. Mr. Lettau has been the President, Secretary/Treasurer and Director since founding IAG in January 2004. From 1991 to January 2004, Mr. Lettau was employed by The Bob Rohrman Group as Manager and worked on developing service and sales. The Bob Rohrman Group is a privately owned automotive group with 26 automotive dealerships. Mr. Lettau’s duties included Service and Parts director at Fort Wayne Acura, Subaru and General Sales Manager at Fort Wayne Nissan, Infiniti, and Kia. In addition Mr. Lettau was in charge of the Parts and Service at the Groups Nissan dealership.

Election of Directors and Officers

Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and qualified. Officers are appointed to serve until the meeting of the Board of Directors following the next annual meeting of stockholders and until their successors have been elected and qualified.

No Executive Officer or Director of the Corporation has been the subject of any Order, Judgment, or Decree of any Court of competent jurisdiction, or any regulatory agency permanently or temporarily enjoining, barring suspending or otherwise limiting him from acting as an investment advisor, underwriter, broker or dealer in the securities industry, or as an affiliated person, director or employee of an investment company, bank, savings and loan association, or insurance company or from engaging in or continuing any conduct or practice in connection with any such activity or in connection with the purchase or sale of any securities.

No Executive Officer or Director of the Corporation has been convicted in any criminal proceeding (excluding traffic violations) or is the subject of a criminal proceeding, which is currently pending.

No Executive Officer or Director of the Corporation is the subject of any pending legal proceedings.

Audit Committee and Financial Expert

We do not have an Audit Committee, our director performs some of the same functions of an Audit Committee, such as: recommending a firm of independent certified public accountants to audit the annual financial statements; reviewing the independent auditors independence, the financial statements and their audit report; and reviewing management’s administration of the system of internal accounting controls. The Company does not currently have a written audit committee charter or similar document.

We have no financial expert. We believe the cost related to retaining a financial expert at this time is prohibitive. Further, because of our start-up operations, we believe the services of a financial expert are not warranted.

Code of Ethics

A code of ethics relates to written standards that are reasonably designed to deter wrongdoing and to promote:

(1)	Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;
(2)	Full, fair, accurate, timely and understandable disclosure in reports and documents that are filed with, or submitted to, the Commission and in other public communications made by an issuer;
(3)	Compliance with applicable governmental laws, rules and regulations;
(4)	The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and
(5)	Accountability for adherence to the code.

We have not adopted a corporate code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Our decision to not adopt such a code of ethics results from our having only one officer and director operating as the management for the Company. We believe that as a result of the limited interaction which occurs having such a small management structure for the Company eliminates the current need for such a code, in that violations of such a code would be reported to the party generating the violation.

Nominating Committee

We do not have a Nominating Committee or Nominating Committee Charter. Our board of director, performs some of the functions associated with a Nominating Committee. We have elected not to have a Nominating Committee in that we are a development stage company with limited operations and resources.

Limitation of Liability of Directors

Pursuant to General Corporation Law of California, our Bylaws has excluded personal liability on the part of our directors for monetary damages based on any violation of their fiduciary duties as directors, except as to liability for any acts or omissions which involve intentional misconduct, fraud, or a knowing violation of law, or improper payment of dividends. This exclusion of liability does not limit any right which a director may have to be indemnified and does not affect any director’s liability under federal securities or applicable state securities laws.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires our executive officers and directors, and persons who beneficially own more than ten percent of an issuer’s common stock, which has been registered under Section 12 of the Exchange Act, to file initial reports of ownership and reports of changes in ownership with the SEC.

As a company with securities registered under Section 15(d) of the Exchange Act, our executive officers and directors, and persons who beneficially own more than ten percent of our common stock are not required to file Section 16(a) reports. However, our sole officer and director, Mr. Lettau, has elected to voluntarily file Section 16(a) reports. This is not a standing policy of the board of directors and may not continue in the future, until such time as we register our common stock under Section 12 of the Exchange Act.

ITEM 10.	EXECUTIVE COMPENSATION

The following table discloses the compensation received since January 16, 2004 (inception) and the year ended December 31, 2005 by the Corporation’s Chief Executive Officer and its other officers:

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Annual Compensation			Long Term Compensation
		Salary	Bonus	Other Annual Compen-sation	Awards		Payouts	All other compen-sation
					Restricted Stock	Options	LTIP Payouts
Matt Lettau, President, Secretary/ Treasurer, Director	2005 2004	-0- -0-	-0- -0-	-0- -0-	-0- 41,270,000 (1)	-0- -0-	-0- -0-	-0- -0-
(1)	The 41,270,000 shares of Restricted Common Stock were issued to Matt Lettau at $0.001 per share in exchange for services rendered.

Future Compensation

Mr. Lettau has agreed to provide services to us without compensation, as a result of the stock position Mr. Lettau holds in IAG.

Termination of Employment

There are no compensatory plans or arrangements, including payments to be received from the Company, with respect to any person associated with the Company which would in any way result in payments to any such person because of his resignation, retirement, or other termination of such person’s employment with the Company or its subsidiaries, or any change in control of the Company, or a change in the person’s responsibilities following a change in control of the Company.

Compensation Committee

We currently do not have a compensation committee of the board of directors. However, the board of directors intends to establish a compensation committee, which is expected to consist of three inside directors and two independent members. Until a formal committee is established our entire board of directors will review all forms of compensation provided to our executive officers, directors, consultants and employees including stock compensation and loans.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table presents information, to the best of our knowledge, about the beneficial ownership of our common stock on March 24, 2006, held by those persons known to beneficially own more than 5% of our capital stock and by our directors and executive officers. The percentage of beneficial ownership for the following table is based on 69,963,630 shares of common stock outstanding as of March 24, 2006.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and does not necessarily indicate beneficial ownership for any other purpose. Under these rules, beneficial ownership includes those shares of common stock over which the stockholder has sole or shared voting or investment power. It also includes (unless footnoted) shares of common stock that the stockholder has a right to acquire within 60 days after March 24, 2006 through the exercise of any option, warrant or other right. The percentage ownership of the outstanding common stock, however, is based on the assumption, expressly required by the rules of the Securities and Exchange Commission, that only the person or entity whose ownership is being reported has converted options or warrants into shares of our common stock.

Name of Directors, Officers, & Beneficial Holder (1)	Number of Shares	Percent Of Class (2)
Matt Lettau	41,270,000	59%

All Directors & Officers as a Group	41,270,000	59%
(1)

“Beneficial ownership” means the sole or shared power to vote or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of or to direct the disposition of, a security). In addition, for purposes of this table, a person is deemed, as of any date, to have “beneficial ownership” of any security that such person has the right to acquire within 60 days from the date of this 10-KSB.

(2)	Figures are rounded to the nearest tenth of a percent

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Matt Lettau

Office services are provided without charge by our sole officer and director. Such costs are immaterial to the financial statements and, accordingly, have not been reflected therein.

During January 2004, Mr. Lettau received 41,270,000 shares of common stock, at a price of $0.001 per share, which were issued for services rendered by Mr. Lettau. Mr. Lettau is the sole officer, director, stockholder, and promoter of IAG.

ITEM 13.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

3.1(i)**	Articles of Incorporation
3.1(ii)**	Bylaws of the Company
16	Letter from Beckstead and Watts LLP (filed as an Exhibit of Form SB-2/A3, filed with the Commission on December 15, 2005 and herein incorporated by reference)
31.1*	Certification of Matt Lettau, CEO and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32.1*	Certification of Matt Lettau, CEO and Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act
*	Filed herewith
**	Filed as an exhibit of Form SB-2, filed with the Commission on February 2, 2004

Reports on Form 8-K

None.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1)	AUDIT FEES

The aggregate fees billed for professional services rendered by Beckstead and Watts, LLP, for the audit of our financial statements or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal years 2005 and 2004 were $500 and $750, respectively.

The aggregate fees billed for professional services rendered by Jaspers + Hall, PC, for the audit of our financial statements or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal years 2005 and 2004 were $4,500 and $3,500, respectively.

(2) AUDIT-RELATED FEES

NONE

(3) TAX FEES

NONE

(4) ALL OTHER FEES

NONE

(5) POLICY ON AUDIT COMMITTEE PRE-APPROVAL OF AUDIT AND PERMISSIBLE NON-AUDIT SERVICES OF INDEPENDENT AUDITORS

We do not have an audit committee.

(6) If greater than 50 percent, disclose the percentage of hours expended on the principal accountant's engagement to audit the registrant's financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full-time, permanent employees.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

INTERNET ACQUISITION GROUP, INC.

By:/s/ Matt Lettau

Matt Lettau, CEO and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Matt Lettau	CEO, President and Director	April 5, 2006

Matt Lettau

INTERNET ACQUISITION GROUP, INC.

Index to Financial Statements

Page No.
Report of Independent Certified Public Accountants	F-1
Balance Sheet: For the years ended December 31, 2005 and 2004.	F-2
Statements of Operations: For the year ended December 31, 2005, period January 16, 2004 (inception) to December 31 2004, and period January 16, 2004 (inception) to December 31, 2005	F-3
Statements of Deficiency in Stockholders’ Equity: For the period January 16, 2004 (inception) to December 31, 2005	F-4
Statements of Cash Flows: For the year ended December 31, 2005, period January 16, 2004 (inception) to December 31, 2004, and period January 16, 2004 (inception) to December 31, 2005	F-5
Notes to Financial Statements	F-6 – F-11

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

JASPERS + HALL, PC

CERTIFIED PUBLIC ACCOUNTANTS

9175 Kenyon Avenue, Suite 100

Denver, CO 80237

303-796-0099

Report of Independent Registered Public Accounting Firm

To the Board of Directors

Internet Acquisition Group, Inc.

We have audited the accompanying balance sheets of Internet Acquisition Group, Inc. (A Development Stage Company) as of December 31, 2005 and 2004 and the related statements of operations, changes in stockholders’ equity, and cash flows for the year ended and for the period January 16, 2004 (date of inception) to December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Internet Acquisition Group, Inc. at December 31, 2005, and the results of its operations and its cash flows for the year ended and for the period January 16, 2004 (date of inception) to December 31, 2005, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 1 to the financial statements, conditions exist which raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Jaspers + Hall, PC

March 21, 2006

INTERNET ACQUISITION GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

December 31, 2005 and 2004

	December 31,
	2005	2004
Assets
Current assets:
Cash	$ 43,099	$ 61,208
Inventory	21,651	-

TOTAL CURRENT ASSETS	$ 64,750	$ 61,208

Liabilities and Stockholders' Equity

Current liabilities:
Customer deposits	$ 13,979	$ -

Total current liabilities	13,979	-

Stockholders' equity:
Common stock, $0.001 par value, 100,000,000 shares authorized,
69,963,630 shares issued and outstanding	69,964	69,964
Additional paid-in capital	57,100	57,100
Accumulated deficit	(76,293)	(65,856)
Total stockholders' equity	50,771	61,208

Total liabilities and stockholders' equity	$ 64,750	$ 61,208

The accompanying notes are an integral part of these financial statements.

INTERNET ACQUISTION GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

	Year Ended December 31, 2005	Period January 16, 2004 (Inception) to December 31, 2004	Period January 16, 2004 (Inception) to December 31, 2005

Revenue	$80	$-	$80

Expenses:
General and administrative expenses	10,517	65,856	76,373
Total expenses	10,517	65,856	76,373

Net (loss)	$(10,437)	$(65,856)	$(76,293)

Weighted average number of
common shares outstanding - basic and fully diluted	69,963,630	69,825,676

Net (loss) per share - basic and fully diluted	*	*

* - Less than $0.001 loss per share

The accompanying notes are an integral part of these financial statements

INTERNET ACQUISITION GROUP, INC.

( A DEVELOPMENT STAGE COMPANY)

STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE PERIOD JANUARY 16, 2004 (INCEPTION) TO DECEMBER 31, 2005

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount

Balance – January 16, 2004	-	$ -	$ -	$ -	$ -

Shares issued to founder for services	41,270,000	41,270	-	-	41,270
Shares issued for services	3,400,000	3,400	-	-	3,400
Shares issued for services	1,373,630	1,374	-	-	1,374
Shares issued for cash	23,920,000	23,920	57,100	-	81,020

Net loss	-	-	-	(65,856)	(65,856)
Balance – December 31, 2004	69,963,630	69,964	57,100	(65,856)	(61,208)

Net loss	-	-	-	(10,437)	(10,437)
Balance, December 31, 2005	69,963,630	$ 69,964	$ 57,100	$ (76,293)	$ 50,771

The accompanying notes are an integral part of these financial statements.

INTERNET ACQUISITION GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2005	Period January 16, 2004 (Inception) to December 31, 2004	Period January 36, 2004 (Inception) to December 31, 2005
Cash flows from operating activities
Net (loss)	$(10,437)	$(65,856)	$(76,293)
Adjustments to reconcile net (loss) to net cash (used) in operating activities:
Stock issued for services	-	46,044	46,044
Changes in assets and liabilities
Increase in inventory	(21,651)	-	(21,651)
Increase in customer deposits	13,979	-	13,979
Net cash (used) in operating activities	(18,109)	(19,812)	(37,921)

Cash flows from financing activities
Issuance of common stock	-	81,020	81,020
Net cash provided by financing activities	-	81,020	81,020

Increase (decrease) in cash	(18,109)	61,208	43,099

Cash and cash equivalents – beginning	61,208	-	-
Cash and cash equivalents – ending	$43,099	$61,208	$43,099

Supplemental disclosures:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

The accompanying notes are an integral party of these financial statements.

INTERNET ACQUISITION GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2005

NOTE 1 – GENERAL

Organization

The Company was organized January 16, 2004 under the laws of the State of California, as Internet Acquisition Group, Inc. The Company began activities to engage in the business of marketing, selling, and distributing products through a number of company and non-company owned web-sites.

The Company has not commenced significant operations and, in accordance with SFAS #7, the Company is considered a development stage company.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As noted above, the Company is in the development stage and, accordingly, has generated limited revenues from operations. Since its inception, the Company has been engaged substantially in financing activities and developing its product line, setting up its e-commerce website, and incurring substantial costs and expenses. As a result, the Company incurred accumulated net losses from January 16, 2004 (inception) through the period ended December 31, 2005 of $76,293. In addition, the Company’s development activities since inception have been financially sustained through equity financing.

The ability of the Company to continue as a going concern is dependent upon its ability to raise additional capital from the sale of common stock and, ultimately, the achievement of significant operating revenues. The accompanying financial statements do not include any adjustments that might be required should the Company be unable to recover the value of its assets or satisfy its liabilities.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

DEVELOPMENT STAGE COMPANY

The Company has not earned significant revenue from planned principal operations. Accordingly, the Company’s activities have been accounted for as those of a “Development Stage Enterprise” as set forth in Financial Accounting Standards Board Statement No. 7 (“SFAS 7”). Among the disclosures required by SFAS 7 are that the Company’s financial statements be identified as those of a development stage company, and that the statements of operations, stockholders’ equity (deficit) and cash flows disclose activity since the date of the Company’s inception.

USE OF ESTIMATES

INTERNET ACQUISITION GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2005

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (Continued)

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the periods presented. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

CONCENTRATION OF CREDIT RISK

The Company places its cash in what it believes to be credit-worthy financial institutions. However, cash balances may have exceeded FDIC insured levels at various times during the year. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

INCOME TAXES

Income taxes are provided for based on the asset and liability method of accounting pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes”. The asset and liability method requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the reported amount and assets and liabilities and their tax basis.

ADVERTISING COSTS

Advertising costs are expensed as incurred and included in selling, general and administrative expenses.

FAIR VALUE OF FINANICIAL INSTRUMENTS

The carrying value of cash and cash equivalents and customer deposits approximates fair value due to the relatively short maturity of these instruments.

INVENTORY

The Company values inventories using the lower of cost or market. Cost of inventories is determined on a first-in, first-out (FIFO) basis. The Company uses a virtual operating model that includes outsourcing the entire operating infrastructure to national distribution and fulfillment partners. This operating model significantly reduces the costs and risks of carrying inventory.

LOSS PER SHARE

SFAS No. 128, “Earnings Per Share” requires presentation of basic loss per share and diluted loss per share. The computation of basic loss per share is computed by dividing loss available to common stockholders by the weighted-average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares

INTERNET ACQUISITION GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2005

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (Continued)

outstanding and all shares held in treasury during the period. The computation of diluted loss per share does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on losses.

COMPREHENSIVE INCOME

SFAS No. 130, “Reporting Comprehensive Income”, establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As of December 31, 2005, the Company has no items that represent comprehensive income; therefore, has not included a schedule of comprehensive income in the financial statements.

STOCK BASED COMPENSATION

SFAS No. 123(R), “Accounting for Stock-Based Compensation” (“SFAS No. 123(R)’) allows an entity to elect to continue to measure compensation cost under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), but requires pro forma disclosures of net loss and loss per share as if the fair-valued-based method of accounting had been applied. In accordance with SFAS 123(R), the Company elected to continue to measure compensation cost under APB No. 25, and comply with the pro forma disclosure requirements.

The Company has adopted for footnote disclosure purposes SFAS No. 123(R), which requires that companies disclose the cost of stock-based employee compensation at the grant date based on the value of the award (the fair value method) and disclose this cost over the service period. The value of the stock-based award is determined using a pricing model whereby compensation cost is the excess of the fair value of the award as determined by the model at grant date or other measurement date over the amount an employee must pay to acquire the stock.

Transactions in which goods or services are received from non-employees for the issuance of equity securities or stock-based awards are accounted for based on the fair value of the consideration received.

SEGMENT DISCLOSURE

SFAS No 131, “Disclosure about Segments of an Enterprise and Related Information’ changes the way public companies report information about segments, SFAS No. 131, which is based on the selected segment products and services, major customers, and the material countries in which the entity holds assets and reports revenues. The Company has adopted SFAS No. 131 and has determined it has only one reportable segment as of December 31, 2005.

INTERNET ACQUISITION GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2005

NOTE 3 – INVENTORY

At December 31, 2005, Inventory consisted of the following:

Finished goods -	$21,651

NOTE 4 – CUSTOMER DEPOSIT

As of December 31, 2005, the Company received from a customer a deposit of $13,979 towards the purchase of a document storage and retrieval system machine.

NOTE 5 – INCOME TAXES

There has been no provision for U.S. federal, state, or foreign income taxes for any period because the Company has incurred losses in all periods and for all jurisdictions. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred tax assets are as follows:

Deferred tax assets:
Net operating loss carryforwards	$76,293
Valuation allowance for deferred tax assets	(76,293)
Net deferred tax assets	$ -

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. As of December 31, 2005, the Company had net operating loss carryforwards of $76,293 for federal income tax purposes. Utilization of the net operating loss may be subject to substantial annual limitations due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. The annual limitation could result in the expiration of the net operating loss before utilization.

NOTE 6 – CAPITAL STOCK TRANSACTIONS:

The Company is authorized to issue 100,000,000 shares of its $0.001 par value common stock.

The following transactions occurred during the year ended December 31, 2004.

During January 2004, the Company issued 41,270,000 shares of common stock at $0.001 per share to its founder in exchange for services valued at $41,270.

During January 2004, the Company issued 3,400,000 shares of common stock at $0.001 per share for consulting service valued at $3,400.

INTERNET ACQUISITION GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2005

NOTE 6 – CAPITAL STOCK TRANSACTIONS (Continued):

During January 2004, the Company issued 1,373,630 shares of common stock at $0.001 per share for legal services valued at $1,374.

From February to March, 2004, the Company completed a private placement that was offered without registration under the Securities Act of 1933, as amended (The” Act”), in reliance upon the exemption from registration afforded by sections 4(2) and 3(b) of the Securities Act and Regulation D promulgated there-under. The Company sold 23,920,000 shares of its common stock for a total amount raised of $81,020.

During the current year ending December 31, 2005, the company had no new stock transactions.

NOTE 7 – FINANCIAL ACCOUNTING DEVELOPMENTS

Recently Issued Accounting Pronouncements

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”). FIN 47 provides guidance relating to the identification of and financial reporting for legal obligations to perform an asset retirement activity. The Interpretation requires recognition of a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. FIN 47 also defines when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The provision is effective no later than the end of fiscal years ending after December 15, 2005.

The Company will adopt FIN 47 beginning the first quarter of fiscal year 2006 and does not believe the adoption will have a material impact on its consolidated financial position or results of operations or cash flows.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections" ("SFAS 154") which replaces Accounting Principles Board Opinions No. 20 "Accounting Changes" and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements-An Amendment of APB Opinion No. 28." SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and a correction of errors made in fiscal years beginning after December 15, 2005 and is required to be adopted by the Company in the first quarter of 2006. The Company is currently evaluating the effect that the adoption of SFAS 154 will have on its results of operations and financial condition but does not expect it to have a material impact.

INTERNET ACQUISITION GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2005

NOTE 7 – FINANCIAL ACCOUNTING DEVELOPMENTS (Continued)

In June 2005, the Emerging Issues Task Force, or EITF, reached a consensus on Issue 05-6, Determining the Amortization Period for Leasehold Improvements, which requires that leasehold improvements acquired in a business combination or purchased subsequent to the inception of a lease be amortized over the lesser of the useful life of the assets or a term that includes renewals that are reasonably assured at the date of the business combination or purchase. EITF 05-6 is effective for periods beginning after July 1, 2005. We do not expect the provisions of this consensus to have a material impact on the financial position, results of operations or cash flows.