Form 10QSB
period 2006-03-31
INTERNET ACQUISITION GROUP INC
filed 2006-05-15
CIK 1291047

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 333-122563

INTERNET ACQUISITION GROUP, INC.

(Exact name of small business issuer as specified in its charter)

California	20-0624181
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

302 Creekside Ct. E.

Huntertown, Indiana 46748

(Address of principal executive offices)

(260) 385-0338

(Issuer’s telephone number)

Copies of Communications to:

Stoecklein Law Group

402 West Broadway, Suite 400

San Diego, CA 92101

(619) 595-4882

Fax (619) 595-4883

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒	No ☐

The number of shares of Common Stock, $0.001 par value, outstanding on March 31, 2006, was 69,963,360 shares.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements.

JASPERS + HALL, PC

CERTIFIED PUBLIC ACCOUNTANTS

9175 Kenyon Avenue, Suite 100

Denver, CO 80237

303-796-0099

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Internet Acquisition Group, Inc.

We have reviewed the accompanying balance sheet of Internet Acquisition Group, Inc. as of March 31, 2006 and the related statements of operations and cash flows for the three-months ended March 31, 2006 and 2005, included in the accompanying Securities and Exchange Commission Form 10-QSB for the period ended March 31, 2006. These financial statements are the responsibility of the Company’s management.

We conducted our reviews in accordance with standards established by the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, conditions exist which raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Jaspers + Hall, PC

Denver, Colorado

May 5, 2006

INTERNET ACQUISITION GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

	March 31,	December 31,
	2006	2005
Assets
Current assets:
Cash	$ 43,179	$ 43,099
Accounts receivable	2,892	-
Inventory	21,651	21,651
Total current assets	67,722	64,750
TOTAL ASSETS	$ 67,802	$ 64,750

Liabilities and Stockholders' Equity

Liabilities:
Deferred revenue	$ 21,731	$ 13,979
Total current liabilities	21,731	13,979

Stockholders' equity:
Common stock, $0.001 par value, 100,000,000 shares authorized, 69,963,360 shares issued and outstanding	69,964	69,964
Additional paid-in capital	57,100	57,100
Deficit accumulated during the development stage	(81,073)	(76,293)
Total stockholders' equity	45,991	50,771

Total liabilities and stockholders' equity	$ 67,722	$ 64,750

See accountants’ review report and accompanying notes to the financial statements.

INTERNET ACQUISTION GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended March 31,		Period January 16, 2004 (Inception) to March 31,
	2006	2005	2006

Revenue	$-	$-	$80

Expenses:
General and administrative expenses	4,780	1,491	81,153
Total operating expenses	4,780	1,491	81,153

Net (loss) from operations	$(4,780)	$(1,491)	$(81,073)

Weighted average number of
common shares outstanding - basic and fully diluted	69,963,630	69,963,630

Net (loss) per share - basic and fully diluted	*	*

* - Less than $0.001 loss per share

See accountants’ review report and accompanying notes to the financial statements.

INTERNET ACQUISITION GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended March 31,		Period January 16, 2004 (Inception) to March 31,
	2006	2005	2006
Cash flows from operating activities
Net (loss)	$(4,780)	$-	$(81,073)
Adjustments to reconcile net (loss) to net cash (used) in operating activities:
Stock issued for services	-	-	46,044
Changes in assets and liabilities
Increases in accounts receivable	(2,892)	-	(2,892)
Increase in inventory	-	-	(21,651)
Increase in deferred revenue	7,752	-	21,731
Total adjustments	4,860	-	43,232
Net cash (used) in operating activities	80	-	(37,841)

Cash flows from financing activities
Issuance of common stock	-	-	81,020
Net cash provided by financing activities	-	-	81,020

Increase (decrease) in cash	80	-	43,179

Cash and cash equivalents – beginning	43,099	-	-
Cash and cash equivalents – ending	$43,179	$-	$43,179

Supplemental disclosures:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

See accountants’ review report and accompanying notes to the financial statements.

INTERNET ACQUISITION GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

1.	Presentation of Interim Information

In the opinion of the management of Internet Acquisition Group, Inc., the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of March 31, 2006, and the results of operations and cash flows for the three-months ended March 31, 2006 and 2005. Interim results are not necessarily indicative of results for a full year.

The financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Company’s audited financial statements and notes for the fiscal year ended December 31, 2005.

General

The Company was organized January 16, 2004 under the laws of the State of California as Internet Acquisition Group, Inc. The Company began activities to engage in the business of marketing, selling, and distributing products through a number of company and non-company owned websites.

The Company has not commenced significant operations, and in accordance with SFAS # 7, the Company is considered a development stage company.

2.	Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplates continuation of the Company as a going concern. The Company’s operations generated no income during the current period ended and the Company’s deficit is $81,073 as of March 31, 2006.

The future success of the Company is likely dependent on its ability to attain additional capital to develop its proposed products and ultimately, upon its ability to attain future profitable operations. There can be no assurance that the Company will be successful in obtaining such financing, or that it will attain positive cash flow from operations.

3.	Inventory

At March 31, 2006, inventory consisted of the following:

Finished goods	$21,731

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

In this form 10-KSB references to “IAG”, “the Company”, “we,” “us,” and “our” refer to INTERNET ACQUISITION GROUP, INC.

ITEM 2.	PLAN OF OPERATION

OVERVIEW

The original plan of operation was to acquire existing internet based businesses and achieve economies of scale and develop cross-marketing opportunities between these businesses. The business plan was revised to focus on developing Internet based businesses following a failed merger. With the minimal barriers to entry for Internet based businesses, IAG determined that it was more cost-effective to develop its business rather than to seek to acquire existing businesses. While IAG cannot rule out the possibility of a future merger or acquisition, with the approval of shareholders, IAG’s business plan is not to engage in a merger or acquisition with an unidentified company or companies. We will not be engaging in a reverse acquisition with an operating company for the next twelve months.

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

Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplates continuation of the Company as a going concern. The Company’s operations generated no income during the current period ended and the Company’s deficit is $81,073 as of March 31, 2006. The Company is in the development stage and, accordingly, has generated limited revenues from operations. Since its inception, the Company has been engaged substantially in financing activities and developing its product line, setting up its e-commerce websites, and incurring substantial costs and expenses.

The future success of the Company is likely dependent on its ability to attain additional capital to develop its proposed products and ultimately, upon its ability to attain future profitable operations. There can be no assurance that the Company will be successful in obtaining such financing, or that it will attain positive cash flow from operations. The accompanying financial statements do not include any adjustments that might be required should the Company be unable to recover the value of its assets or satisfy its liabilities.

Satisfaction of our cash obligations for the next 12 months.

Our plan of operation has provided for us to establish operational Internet stores as soon as practical. We have accomplished the goal through the creation of several websites. Initially we capitalized our company with $81,020 from a private placement. As of March 31, 2006, we had $46,071 in working capital. Our plan of operation indicates expenditures in the following year of at least $100,000. We have based our assumptions on the fact that we will not incur additional obligations for personnel, office, etc. until such time as we either raise additional equity or debt, or generate significant revenues to support such expenditures.

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

The Company adopted FIN 47 during the first quarter of 2006 and does not believe the adoption will have a material impact on its consolidated financial position or results of operations or cash flows.

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

We will need to raise additional funds to expand our operations. We plan to raise additional funds through private placements, registered offerings, debt financing or other sources to maintain and expand our operations. Adequate funds for this purpose on terms favorable to us may not be available, and if available, on terms significantly more adverse to us than are manageable. Without new funding, we may be only partially successful or completely unsuccessful in implementing our business plan, and our shareholders may lose part or all of their investment.

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

In addition, the Internet may not be commercially viable in the long term for a number of reasons, including potentially inadequate development of the necessary network infrastructure or delayed development of enabling technologies, performance improvements and security measures. To the extent that the Internet continues to experience significant growth in the number of users, their frequency of use or their bandwidth requirements, there can be no assurance that the infrastructure for the Internet and other online services will be able to support the demands placed upon them. In addition, the Internet or other online services could lose their viability due to delays in the development or adoption of new standards and protocols required to handle increased levels of Internet or other online service activity, or due to increased governmental regulation. Changes in or insufficient availability of telecommunications services to support the Internet or other online services also could result in slower response times and adversely affect usage of the Internet, access to our websites, and other online services generally. If use of the Internet and other online services does not continue to grow or grows more slowly than expected, if the infrastructure for the Internet and other online services do not effectively support growth that may occur, or if the Internet and other online services do not continue as a viable commercial marketplace, our business, results of operations and financial condition would be materially adversely affected and we may have to discontinue our operations.

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

Item 3. Controls and Procedures.

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

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are not presently a party to any material litigation, nor to the knowledge of management is any litigation threatened against us, which may materially affect us.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits and Reports on Form 8-K.

3.1(i)**	Articles of Incorporation
3.1(ii)**	Bylaws of the Company
31.1*	Certification of Matt Lettau, CEO and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32.1*	Certification of Matt Lettau, CEO and Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act
*	Filed herewith
**	Filed as an exhibit of Form SB-2, filed with the Commission on February 2, 2004

Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNET ACQUISITION GROUP, INC.

(Registrant)

By:/s/ Matt Lettau

Matt Lettau,
President and Principal Accounting Officer
(On behalf of the registrant and as
principal accounting officer)