Form 10QSB
period 2006-06-30
INTERNET ACQUISITION GROUP INC
filed 2006-08-11
CIK 1291047

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

☐    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

The number of shares of Common Stock, $0.001 par value, outstanding on June 30, 2006, was 69,963,360 shares.

Transitional Small Business Disclosure Format (check one): Yes ☐     No ☒

PART 1 – FINANCIAL INFORMATION

Item 1.	Financial Statements

JASPERS + HALL, PC

CERTIFIED PUBLIC ACCOUNTANTS

9175 Kenyon Avenue, Suite 100

Denver, CO 80237

303-796-0099

Report of Independent Registered Public Accounting Firm

To the Board of Directors

Internet Acquisition Group, Inc.

We have reviewed the accompanying balance sheet of Internet Acquisition Group, Inc. as of June 30, 2006 and 2005, and the related statements of operations for the three-months and six-months then ended and related statements of cash flows for the six-months ended June 30, 2006 and 2005. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheet as of December 31, 2005, and the related statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein). In our report dated March 21, 2006, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of June 30, 2006 is fairly stated in all material respects in relation to the balance sheet from which it has been derived.

Jaspers + Hall, PC

July 20, 2006

INTERNET ACQUISITION GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

	June 30,	December 31,
	2006	2005
ASSETS:

Current Assets:
Cash	$ 36,648	$ 43,099
Accounts Receivable	2,892	-
Inventory	21,651	21,651
Total Current Assets	61,191	64,750

TOTAL ASSETS	$ 61,191	$ 64,750

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Accounts Payable and Accrued Expenses	$ 21,731	$ 13,979
Total Current Liabilities	21,731	13,979

Stockholders' Equity:
Common Stock, $0.001 par value, 100,000,000
shares authorized, 69,963,360 shares issued and
outstanding	69,964	69,964
Additional Paid-In Capital	57,100	57,100
Deficit accumulated during the development stage	(87,604)	(76,293)

Total Stockholders' Equity	39,460	50,771

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 61,191	$ 64,750

See accountants’ review report and accompanying notes to the financial statements.

INTERNET ACQUISTION GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

(unaudited)

					January 16, 2004
	Three Months Ended		Six Months Ended		(Inception) to
	June 30,		June 30,		June 30,
	2006	2005	2006	2005	2006

INCOME:
Revenue	$ -	$ -	$ -	$ -	$ 80

OPERATING EXPENSES:

General and Administrative Expenses	6,531	1,289	11,311	2,780	87,684
Total Operating Expenses	6,531	1,289	11,311	2,780	87,684

Net Loss from Operations	$ (6,531)	$ (1,289)	$ (11,311)	$ (2,780)	$ (87,604)

Weighted average number of
shares outstanding	69,963,630	69,963,630	69,963,630	69,963,630	69,963,630

Net Loss Per Share	$ (*)	$ (*)	$ (*)	$ (*)

* Less than $0.01 per share

See accountants’ review report and accompanying notes to the financial statements.

INTERNET ACQUISITION GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

(unaudited)

			January 16, 2004
	Six Months Ended		(Inception) to
	June 30,		June 30,
	2006	2005	2006

Cash Flows From Operating Activities:
Net (Loss)	$ (11,311)	$ (2,780)	$ (87,604)
Adjustments to reconcile net loss to net cash
used in operating activities:
Stock issued for services	-	-	46,044
Changes in assets and liabilities:
Increase in Accounts Receivable	(2,892)	-	(2,892)
Increase in Accounts Payables	-	-	(21,651)
Increase in Deferred Revenue	7,752	-	21,731
Total Adjustments	4,860	-	43,232
Net Cash Used in Operating Activities	(6,451)	(2,780)	(44,372)

Cash Flow From Financing Activities:
Issuance of Common Stock	-	-	81,020
Net Cash Provided By Financing Activities	-	-	81,020

Increase (Decrease) in Cash	(6,451)	(2,780)	36,648

Cash and Cash Equivalents - Beginning of period	43,099	61,208	-

Cash and Cash Equivalents - End of period	$ 36,648	$ 58,428	$ 36,648

Supplemental Cash Flow Information:
Interest paid	$ -	$ -	$ -
Taxes paid	$ -	$ -	$ -

See accountants’ review report and accompanying notes to the financial statements.

INTERNET ACQUISITION GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

1.	Presentation of Interim Information

In the opinion of the management of Internet Acquisition Group, Inc., the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of June 30, 2006, and the results of operations for the three-months and six-months ended June 30, 2006 and 2005 and cash flows for the six-months ended June 30, 2006 and 2005. Interim results are not necessarily indicative of results for a full year.

The financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Company’s audited financial statements and notes for the fiscal year ended December 31, 2005.

2.	Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplates continuation of the Company as a going concern. The Company’s operations generated no income during the current period ended and the Company’s deficit is $87,604 as of June 30, 2006.

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

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The factors impacting these risks and uncertainties include, but are not limited to:

•	ability to be quoted on the OTC Bulletin Board;

•	competition in the internet retail business;

•	problems developing new internet based stores;

•	failure to identify, develop or profitably manage additional businesses;

•	failure to obtain new customers or retain existing customers;

•	inability to carry out marketing and sales plans;

•	inability to obtain capital for future growth;

•	loss of key executives; and

•	general economic and business conditions.

For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see “Factors That May Affect Our Results of Operation” in this document and “Risk Factors” in our Annual Report on Form 10-KSB for the year ended December 31, 2005.

Item 2.	Plan of Operation

OVERVIEW AND OUTLOOK

The original plan of operation was to acquire existing internet based businesses and achieve economies of scale and develop cross-marketing opportunities between these businesses. The business plan was revised to focus on developing Internet based businesses following a failed merger. With the minimal barriers to entry for Internet based businesses, IAG determined that it was more cost-effective to develop its business rather than to seek to acquire existing businesses. While IAG cannot rule out the possibility of a future merger or acquisition, with the approval of shareholders, IAG’s business plan is not to engage in a merger or acquisition with an unidentified company or companies. We do not anticipate engaging in a reverse acquisition with an operating company for the next twelve months.

Since inception, we have not been engaged in any significant operations nor have we had any significant revenues, as we are in the development stage. Our only recent activities include organization of the Company, the development of several websites, and research over the Internet to determine methods of acquiring market share presence without significant start up expenses.

CURRENT OPERATIONS

IAG is in the business of marketing, selling and distributing products through a number of our internet based stores. Through our websites we offer a convenient shopping interface that features product information. Our Internet or electronic commerce websites include clickable links between all of our Internet specialty stores and are designed to enhance the customer’s online shopping experience 24 hours a day, seven days a week.

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

This allows us maximum flexibility for the operations of business by defining a business model that uses outsourcing and partnerships to both free our corporate resources and maintains a higher degree of efficiency than would normally be possible were we handling such tasks as inventory and shipping in-house. This operating model allows us to add new product categories easily and rapidly, and eliminates significant capital investments and the costs and risks of carrying inventory. We intend to expand our product offerings by establishing strategic relationships with additional partners. We do not own any of the products or inventory featured currently on our websites. However, in the next quarter we plan to set up accounts with additional distributors and may establish additional websites where we can directly sell inventory under our control and management.

We also began the process of getting quoted on the OTC Bulletin Board with an authorized OTC Bulletin Board market maker for sponsorship of our securities. Due to time and workflow commitments with the original market maker, we had to locate a new market maker and plan on submitting a new Form 2-11 in the upcoming weeks.

Goals and Objectives:

As a result of our being a development stage company with minimal amounts of equity capital initially available, our business plan set our goals in three stages: (1) begin basic operations based upon the availability of initial funding of less than $100,000; (2) grow our business through marketing and advertising based upon additional funding of $200,000; and (3) full scale operations with full-time staff and additional advertising based upon additional equity and/or debt financing in the approximate sum of $500,000 to $1,000,000. The first goal, listed as Stage I, was accomplished through a private placement that raised our start up capital in an amount of $81,020. Financing for Stage II and III will be pursued in the future upon the successful completion of other elements of Stage I.

Satisfaction of our cash obligations for the next 12 months.

Our plan of operation has provided for us to establish operational Internet stores, which was accomplished through the creation of several websites. Initially we capitalized our company with $81,020 from a private placement. As of June 30, 2006, we had $39,460 in working capital. Our plan of operation indicates expenditures in the following year of at least $100,000. We have based our assumptions on the fact that we will not incur additional obligations for personnel, office, etc. until such time as we either raise additional equity or debt, or generate significant revenues to support such expenditures.

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

We do not anticipate the purchase or sale of any plant or significant equipment; as such items are not required by us at this time or in the next 12 months.

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

LIQUIDITY AND CAPITAL RESOURCES

Since inception, we have financed our cash flow requirements through the issuance of common stock which has resulted in our receipt of $81,020. As we expand our activities, we may continue to experience net negative cash flows from operations, pending receipt of sales revenues. Additionally we anticipate obtaining additional financing to fund operations through common stock offerings, to the extent available; or to obtain additional financing to the extent necessary to augment our working capital. In the event we can not obtain the necessary capital to pursue our strategic plan, we may have to cease or significantly curtail our operations. As of the date of this filing, we do not have any arrangements or agreement to provide for future financing.

The following table summarizes total current assets, liabilities and working capital at June 30, 2006 compared to December 31, 2005.

	June 30, 2006	December 31, 2005	Increase / (Decrease)
			$	%

Current Assets	$ 61,191	$ 64,750	$ (3,559)	(5%)

Current Liabilities	$ 21,731	$ 13,979	$ 7,752	55%

Working Capital (Deficit)	$ 39,460	$ 50,771	$ (11,311)	(22%)

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

Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplates continuation of the Company as a going concern. The Company’s operations generated no income during the current period ended and the Company’s deficit is $87,604 as of June 30, 2006. The Company is in the development stage and, accordingly, has generated limited revenues from operations. Since its inception, the Company has been engaged substantially in financing activities and developing its product line, setting up its e-commerce websites, and incurring substantial costs and expenses.

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

We were incorporated in January of 2004 as a California corporation. As a result of being a relatively new company, we have yet to generate revenues from operations and have been focused on organizational, start-up, and market analysis activities since we incorporated. Our operating activities during this period consisted primarily of developing our websites. There is nothing at this time on which to base an assumption that our business operations will prove to be successful or that we will ever be able to operate profitably. Our future operating results will depend on many factors, including our ability to raise adequate working capital, demand for our products, the level of our competition and our ability to attract and maintain key management and employees.

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

We will need to raise additional funds to expand our operations, especially if we decide to pursue establishing and maintaining our own websites and inventory. We plan to raise additional funds through private placements, registered offerings, debt financing or other sources to maintain and expand our operations. Adequate funds for this purpose on terms favorable to us may not be available, and if available, on terms significantly more adverse to us than are manageable. Without new funding, we may be only partially successful or completely unsuccessful in implementing our business plan, and our shareholders may lose part or all of their investment.

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

NASD sales practice requirements may also limit a stockholder's ability to buy and sell our stock, if and when we are quoted on the OTC Bulletin Board.

In addition to the “penny stock” rules described above, the National Association of Securities Dealers (NASD) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, the NASD believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The NASD requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

Item 3. Controls and Procedures.

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. As of the end of the period covered by this report, Matt Lettau, our Chief Executive Officer and Principal Financial Officer evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based on the evaluation, which disclosed no significant deficiencies or material weaknesses, Mr. Lettau, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting him to material information required to be included in our periodic SEC filings. There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II--OTHER INFORMATION

Item 1.	Legal Proceedings

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits

3.1(i)**	Articles of Incorporation
3.1(ii)**	Bylaws
31.1*	Certification of Matt Lettau, CEO and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32.1*	Certification of Matt Lettau, CEO and Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act
*	Filed herewith
**	Filed as an exhibit of Form SB-2, filed with the Commission on February 2, 2004

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNET ACQUISITION GROUP, INC.

(Registrant)

By:/s/ Matt Lettau

Matt Lettau, Chief Executive Officer

(Principal Financial Officer and

Principal Accounting Officer)

Date: August 9, 2006