Form 10QSB
period 2006-09-30
INTERNET ACQUISITION GROUP INC
filed 2006-11-14
CIK 1291047

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

The number of shares of Common Stock, $0.001 par value, outstanding on September 30, 2006, was 69,963,630 shares.

Transitional Small Business Disclosure Format (check one): Yes ☐       No ☒

PART 1 – FINANCIAL INFORMATION

Item 1.	Financial Statements

JASPERS + HALL, PC

CERTIFIED PUBLIC ACCOUNTANTS

9175 Kenyon Avenue, Suite 100

Denver, CO 80237

303-796-0099

Report of Independent Registered Public Accounting Firm

To the Board of Directors

Internet Acquisition Group, Inc.

We have reviewed the accompanying balance sheets of Internet Acquisition Group, Inc. as of September 30, 2006 and the related statements of operations for the three-months and nine-months then ended and the related statements of cash flows for the nine-months ended September 30, 2006 and 2005. These financial statements are the responsibility of the Company’s management.

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

Jaspers + Hall, PC

November 8, 2006

INTERNET ACQUISITION GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

	September 30, 2006	December 31, 2005
ASSETS

Current assets:
Cash	$ 33,640	$ 43,099
Accounts Receivable - trade	2,892	-
Inventory	21,651	21,651
Total current assets	58,183	64,750

TOTAL ASSETS	$ 58,183	$ 64,750

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Deferred revenue	$ 21,731	$ 13,979
Total current liabilities	21,731	13,979

Stockholders’ equity
Common stock, $0.001 par value, 100,000,000 shares authorized; 69,963,630 shares issued and outstanding	69,964	69,964
Additional paid-in capital	57,100	57,100
Deficit accumulated during development stage	(90,612)	(76,293)

Total Stockholders’ Equity	36,452	50,771

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 58,183	$ 64,750

See accountants’ review report and accompanying notes to the financial statements.

INTERNET ACQUISTION GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		September 19, 1994 (Inception) to September 30,
	2006	2005	2006	2005	2006

INCOME:
Revenue	$ -	$ -	$ -	$ -	$ 80

OPERATING EXPENSES:

General and administrative expenses	3,008	155	14,319	2,935	90,692
Total operating expenses	3,008	155	14,319	2,935	90,692

Net Loss from Operations	$ (3,008)	$ (155)	$ (14,319)	$ (2,935)	$ (90,612)

Weighted average number of common shares outstanding - basic and fully diluted	69,963,630	69,963,630	69,963,630	69,963,630	69,963,630

Net (loss) per share – basic and fully diluted	$ (*)	$ (*)	$ (*)	$ (*)	$ (*)

* Less than $0.01 per share

See accountants’ review report and accompanying notes to the financial statements.

INTERNET ACQUISITION GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

(unaudited)

	For the nine months ended September 30,		September 19, 1994 (Inception) to September 30,
	2006	2005	2006

Cash flows from operating activities
Net (loss)	$ (14,319)	$ (2,935)	$ (90,612)
Adjustments to reconcile net (loss) to net cash (used) by operating activities:
Stock issued for services	-	-	46,044
Changes in assets and liabilities:
(Increase) in accounts receivables	(2,892)	-	(2,892)
(Increase) in inventory	-	-	(21,651)
Increase in deferred revenue	7,752	(3,500)	21,731
	7,752	(3,500)	21,731
Net cash (used) by operating activities	(9,459)	(6,435)	(47,380)

Cash flows from financing activities
Issuance of common stock	-	-	81,020
Net cash provided by financing activities	-	-	81,020

Increase (decrease) in cash	(9,459)	(6,435)	(33,640)

Cash and Cash Equivalents – beginning of period	43,099	61,208	-

Cash and Cash Equivalents – end of period	$ 33,640	$ 54,773	$ 33,640

Supplemental cash flow information:
Interest paid	$ -	$ -	$ -
Taxes paid	$ -	$ -	$ -

See accountants’ review report and accompanying notes to the financial statements.

INTERNET ACQUISITION GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

1.	Presentation of Interim Information

In the opinion of the management of Internet Acquisition Group, Inc., the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of September 30, 2006, and the results of operations for the three-months and nine-months ended September 30, 2006 and 2005 and cash flows for the nine-months ended September 30, 2006 and 2005. Interim results are not necessarily indicative of results for a full year.

The financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Company’s audited financial statements and notes for the fiscal year ended December 31, 2005.

2.	Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplates continuation of the Company as a going concern. The Company’s operations generated no income during the current period ended and the Company’s deficit is $90,612 as of September 30, 2006.

The future success of the Company is likely dependent on its ability to attain additional capital to develop its proposed products and ultimately, upon its ability to attain future profitable operations. There can be no assurance that the Company will be successful in obtaining such financing, or that it will attain positive cash flow from operations.

3.	Inventory

At September 30, 2006, Inventory consisted of the following:

Finished goods – a document storage and retrieval system machine - $21,651

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

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The factors impacting these risks and uncertainties include, but are not limited to:

•	the ability to quote our common stock on the OTC Bulletin Board;

•	competition in the Internet retail business;

•	problems developing new Internet based stores;

•	lack of control over inventory and inability to fulfill customers’ orders;

•	failure to identify, develop or profitably manage additional businesses;

•	failure to obtain new customers or retain existing customers;

•	inability to carry out marketing and sales plans;

•	inability to obtain capital for future growth;

•	loss of key executives; and

•	general economic and business conditions.

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

IAG currently has three online stores that are fully functional websites with the ability to place orders through a secure shopping cart/checkout process. The three different Internet stores for marketing, selling and distributing products include: (i) electronics store (www.electronic-superstores.com); a DVD/VHS movie store (www.millennium-superstore.com); and a specialty giftshop store (www.virtualgiftshops.com). Each website has been developed with a different Internet consumer in mind. We have designed our websites based upon product lines that have market potential, that are well suited for e-commerce, and that are in industries that allow us to partner with a distributor. During the quarter ended September 30, 2006, we did not generate any revenues from our online stores.

This operating model allows us to add new product categories easily and rapidly, and eliminates significant capital investments and the costs and risks of carrying inventory. We do not own any of the products or inventory featured currently on our websites. However, we intend to expand our product offerings by establishing strategic relationships with additional partners. Furthermore, we plan on investigating the possibility of new accounts with additional distributors and/or may establish additional websites where we can directly sell inventory under our control and management.

We also began the process of getting quoted on the OTC Bulletin Board with an authorized OTC Bulletin Board market maker for sponsorship of our securities. Due to time and workflow commitments with the original market maker, we had to locate a new market maker and submitted a new Form 2-11.

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

Our plan of operation has provided for us to establish three operational Internet stores, which was accomplished through the creation of several websites. Initially we capitalized our company with $81,020 from a private placement. As of September 30, 2006, we had $36,452 in working capital. Our plan of operation indicates expenditures in the following year of at least $100,000. We have based our assumptions on the fact that we will not incur additional obligations for personnel, office, etc. until such time as we either raise additional equity or debt, or generate significant revenues to support such expenditures.

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

The number of employees required to operate our business is currently one part time individual. After we have commenced generating revenues based upon the expenditures of our advertising dollars, and word of mouth advertising our plan of operation anticipates our requiring additional capital to hire at least one full time person.

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

The following table summarizes total current assets, liabilities and working capital at September 30, 2006 compared to December 31, 2005.

	September 30, 2006	December 31, 2005	Increase / (Decrease)
			$	%

Current Assets	$ 58,183	$ 64,750	$ (6,567)	(10%)

Current Liabilities	$ 21,731	$ 13,979	$ 7,752	55%

Working Capital	$ 36,452	$ 50,771	$ (14,319)	(28%)

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

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplates continuation of the Company as a going concern. The Company’s operations generated no income during the current period ended and the Company’s deficit is $90,612 as of September 30, 2006.

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

Risk Associated with Our Business and Marketplace

We are a development stage company organized in January 2004 and have no operating history, which makes an evaluation of us extremely difficult. At this stage of our business operations, even with our good faith efforts, potential investors have a high probability of losing their investment.

We were incorporated in January of 2004 as a California corporation. As a result of being a relatively new company, we have yet to generate significant revenues from operations and have been focused on organizational, start-up, and market analysis activities since we incorporated. Our operating activities during this period consisted primarily of developing our websites. There is nothing at this time on which to base an assumption that our business operations will prove to be successful or that we will ever be able to operate profitably. Our future operating results will depend on many factors, including our ability to raise adequate working capital, demand for the product sold on our websites, the level of our competition and our ability to attract and maintain key management and employees.

Our prospects are subject to the risks and expenses encountered by start-up companies establishing a business as an online retailer selling products over the Internet. Our limited operating history makes it difficult or impossible to predict future results of our operations. We may not establish a clientele that will make us profitable, which might result in the loss of some or all of your investment in our common stock.

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

Our limited resources may prevent us from retaining key employees or inhibit our ability to hire and train a sufficient number of qualified management, professional, technical and regulatory personnel.

Our success may also depend on our ability to attract and retain other qualified management and sales and marketing personnel. Currently, we only have one part-time person that is required to perform various roles and duties as a result of our limited financial resources. We intend to use the services of independent consultants and contractors to perform various professional services, when appropriate to help conserve our capital. However, if and when we determine to acquire additional personnel, we will compete for such persons with other companies and other organizations, some of which have substantially greater capital resources than we do. We cannot give you any assurance that we will be successful in recruiting or retaining personnel of the requisite caliber or in adequate numbers to enable us to conduct our business.

We have incurred losses since our inception and expect to continue to incur losses for the foreseeable future.

We have operated since our inception as internet retail provider and have accordingly incurred losses from operations. For the last nine months ended September 30, 2006 and from the date of inception of January 14, 2004 to September 30, 2006, we have sustained net losses of $14,319 and $90,612, respectively. We are in need of additional capital to continue our operations and may be dependent on the proceeds of private placements of securities to satisfy working capital requirements. We will continue to be dependent upon the proceeds of future offerings or public offerings to fund continued development of our internet sites, the expansion of our product and service offerings; short-term working capital requirements, marketing activities and to continue implementing the current business strategy. There can be no assurance that we will be able to raise the necessary capital to continue operations.

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

Risk Factors Relating to Our Common Stock

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

Our common stock is deemed a low-priced “Penny” stock which could make it cumbersome for brokers and dealers to trade in our common stock, making the market for our common stock less liquid and negatively effect the price of our stock.

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

Upon being quoted on the OTC Bulletin Board, we will have to meet certain requirements such as remaining current on our reporting requirements; otherwise we could be removed from the OTC Bulletin Board.

Companies trading on the OTC Bulletin Board must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTC Bulletin Board.  More specifically, NASD has enacted Rule 6530, which determines eligibility of issuers quoted on the OTC Bulletin Board by requiring an issuer to be current in its filings with the Commission.  Upon being listed on the OTC Bulletin Board, we will be required to abide by Rule 6530(e), which states if a company files their reports late with the Commission three times in a two-year period or their securities are removed from the OTC Bulletin Board for failure to timely file twice in a two-year period then the company will be ineligible for quotation on the OTC Bulletin Board.  As a result, the market liquidity for securities could be severely adversely affected by limiting the ability of broker-dealers to sell securities and the ability of stockholders to sell their securities in the secondary market.

Our internal controls may be inadequate, which could cause our financial reporting to be unreliable and lead to misinformation being disseminated to the public.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Exchange Act Rule 13a-15(f), internal control over financial reporting is a process designed by, or under the supervision of, the principal executive and principal financial officer and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of IAG; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of IAG are being made only in accordance with authorizations of management and directors of IAG, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of IAG’s assets that could have a material effect on the financial statements.

We have one individual performing the functions of all officers and directors. This individual is responsible for monitoring and ensuring compliance with our internal control procedures. As a result, our internal controls may be inadequate or ineffective, which could cause our financial reporting to be unreliable and lead to misinformation being disseminated to the public. Investors relying upon this misinformation may make an uninformed investment decision.

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

It should be noted, however, that no matter how well designed and operated, a control system can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems (including faulty judgments in decision making or breakdowns resulting from simple errors or mistakes), there can be no assurance that any design will succeed in achieving its stated goals under all potential conditions. Additionally, controls can be circumvented by individual acts, collusion or by management override of the controls in place.

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

Date: November 13, 2006