Form 10KSB
period 2006-12-31
INTERNET ACQUISITION GROUP INC
filed 2007-04-02
CIK 1291047

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 333-122563

INTERNET ACQUISITION GROUP, INC.

(Exact name of small business issuer as specified in its charter)

California	20-0624181
(State or other jurisdiction of incorporation or organization)	(I.R.S Employer Identification No.)

302 Creekside Ct. E.
Huntertown, Indiana	46748
(Address of principal executive offices)	(Zip Code)

(260) 385-0338

(Issuer’s telephone number)

Copies of Communications to:

Stoecklein Law Group

4695 MacArthur Court, 11th Floor

Newport Beach, CA 92660

(949) 798-5541

Fax (949) 258-5112

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act: None

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒	No ☐

The issuer's revenues for its most recent fiscal year ended December 31, 2006. $10,420

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and ask price, as of March 22, 2007 was $2,008,535 based on a share value of $0.07.

The number of shares of Common Stock, $0.001 par value, outstanding on March 22, 2007 was 69,963,360 shares.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

INTERNET ACQUISITION GROUP, INC.

FOR THE YEAR ENDED

DECEMBER 31, 2006

Index to Report

on Form 10-KSB

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

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The factors impacting these risks and uncertainties include, but are not limited to:

•	our ability to successfully compete in the professional services industry;

•	difficulties developing a new line of business in the professional services industry;

•	failure to identify, develop or profitably manage additional businesses;

•	failure to obtain new customers or retain existing customers;

•	inability to efficiently manage our operations;

•	inability to achieve future operating results;

•	inability to obtain capital for future growth;

•	loss of key executives; and

•	general economic and business conditions.

For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see “Factors That May Affect Our Results of Operation” in this document.

In this form 10-KSB references to “IAG”, “the Company”, “we,” “us,” and “our” refer to INTERNET ACQUISITION GROUP, INC.

AVAILABLE INFORMATION

We file annual, quarterly and special reports and other information with the SEC that can be inspected and copied at the public reference facility maintained by the SEC at 100 F Street, N.E., Room 1580, Washington, D.C. 20549-0405. Information regarding the public reference facilities may be obtained from the SEC by telephoning 1-800-SEC-0330. The Company's filings are also available through the SEC's Electronic Data Gathering Analysis and Retrieval System which is publicly available through the SEC's website (www.sec.gov). Copies of such materials may also be obtained by mail from the public reference section of the SEC at 100 F Street, N.E., Room 1580, Washington, D.C. 20549-0405 at prescribed rates.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

(a) Business Development

Internet Acquisition Group, Inc. (“IAG”) is a development stage company incorporated in the State of California in January of 2004. The original concept of the company was to acquire existing Internet based businesses (hence the word “Acquisition” in the company name) and achieve economies of scale and develop cross-marketing opportunities between these businesses.

Following a failed merger, the business plan was revised to focus on developing Internet based businesses. With the minimal barriers to entry for Internet based businesses, IAG determined that it was more cost-effective to develop its business rather than to seek to acquire existing businesses. As a result, IAG developed three online stores that were fully functional websites with the ability to place orders through a secure shopping cart/checkout process. The three different internet stores for marketing, selling and distributing products included an electronics store, a DVD movie store, and a specialty giftshop.

For operating these websites, IAG relied on a virtual operating model that included outsourcing the majority of its operating infrastructure to distribution and fulfillment companies. We entered into an agreement with Dynamic Storefront to facilitate all our needs with regards to maintaining inventory, providing our ordering system to the consumer, and shipping the products directly from their warehouse. Unfortunately as of December 31, 2006, IAG had to sever its relationship with Dynamic Storefront and shut down its Internet stores due to problems with the fulfillment of orders under this agreement.

IAG has now launched a new professional services business specializing in professional purchasing management for clients. Initially, IAG has focused its attention on the purchasing and management of electronic goods and software specific to our clients’ needs.

(b) Our Business

For most of the fiscal 2006 year, IAG was attempting to market, sell and distribute products through a number of its Internet based stores. Through our websites we offered a convenient shopping interface that featured product information. Our Internet or electronic commerce websites included clickable links between all of our Internet specialty stores and were designed to enhance the customer’s online shopping experience 24 hours a day, seven days a week.

However, towards the end of 2006, IAG changed its business focus and is currently in the business of providing professional purchasing management services. IAG believes this type of servicing allows its clients to focus on the operation of their business. Specifically, we assist our clients by purchasing goods and services specific to their needs and managing these services along with working to provide discounted prices on many products and services.

Principal Products and Services

IAG’s original business plan included three online stores that were fully functional websites and had the ability to place orders through a secure shopping cart/checkout process. Each website was developed with a different Internet consumer in mind. The stores accessed through our initial websites were more of a specialty retail rather than general retail type. By maintaining separate websites for each product category, the customer more easily find the items for which they are shopping, adding convenience and simplicity to the shopping experience.

Currently, IAG has changed is business plan to purchases general and specialized equipment as well as business services for use by our clients. Clients determine what their organizations need to keep their businesses functioning and then we oversee the process of acquiring goods and services by asking for proposals, consulting with suppliers, and reviewing price quotations. Once we have gathered this information, we set contract terms and conditions, and award contracts to specific vendors. We then set delivery schedules, track progress and contact clients and suppliers to correct any potential problems.

As mentioned previously, IAG has focused its attention on serving our clients needs with respect to the purchasing and management of electronic goods and software. IAG is an authorized reseller of Dell products. This means that we have the ability to purchase computer and network hardware and software at reseller pricing and then resale these items to our clients. Based upon our clients needs, we can determine the specifications needed for a computer product, order directly from Dell, and provide it at a competitive price without the client needing to worry about the technical details.

Distribution Methods and Marketing

Our original objective was to develop an e-commerce destination offering a broad selection of brand name products to consumers and small businesses. We established an initial working relationship with Dynamic Storefront based in Santa Ana, California, which was to provide us with an ordering system that integrated their product warehouse with a customizable front end ordering application. As a result of orders not being fulfilled by Dynamic Storefront, we decided to sever this relationship and focus our resources to another line of business.

IAG recently established a new website to promote the purchasing management business (www.iagcompany.com). The website offers information about the services provided by IAG and provides various methods to contact IAG to obtain a quote for a product that is needed. The company’s business leads are currently generated primarily by word of mouth of existing clients as well as contacts established by management and through its website.

On March 7, 2007, IAG initiated an online sweepstakes promotion entitled “The Internet Acquisition Group Purchase Like A Pro Sweepstakes.” The Grand Prize Winner will receive $2,000 towards purchasing services of their choice from IAG. This sweepstakes is seen as a cost-effective means of marketing and gaining additional exposure. It is hoped that the sweepstakes will assist IAG to build additional name recognition and that those individuals that visit the website will become more familiar with the business of IAG and the services that it offers.

Competition and Market Overview

We will compete with a variety of businesses that specialize in providing business services, including those in the purchasing management business. Consequently, we must compete with companies in the e-commerce market as well as the traditional business services industry. We believe the primary competitive factors in purchasing management include the ability to obtain discounted prices on the products acquired, customer service, value-added services and ease of use.

The ability to obtain discounted prices on many products by a simple Internet search limits out ability to compete on price alone. Competition among online retailers has increased as a result of the attractive commercial medium provided by the Internet and the relatively low barriers to enter this market. Therefore, we believe the success of our business will depend on our ability to provide superior customer service and sell the benefits of outsourcing the purchasing of products and services for businesses.

Principal Suppliers and Sources

Originally, we had an agreement with Dynamic Storefront to facilitate all our needs with regards to maintaining inventory, providing our ordering system to the consumer, and shipping the products directly from their warehouse. We believed this would help avoid the costs associated with maintaining an inventory, storage costs, and personnel to handle orders. However, we did not generate product sales of any significance through this relationship and subsequently severed this relationship.

Currently we do not rely on any one supplier for our products. As mentioned previously, IAG is now a certified reseller of Dell computer products. As we develop our business in the future, we hope to establish similar relationships with other suppliers in the future.

Intellectual Property

During the majority of 2006, we ran and maintained three different Internet stores for marketing, selling and distributing products, which include the following domain names: www.electronic-superstores.com; www.millennium-superstore.com; and www.virtualgiftshops.com. However, we no longer maintain those sites as a result of terminating our relationship with Dynamic Storefront.

IAG currently has one website that serves as a point of contact and provides information on the company. The website has the domain name of www.iagcompany.com. As we expand our operations, we may acquire additional domain names in conjunction with offering new products or services.

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

Additionally, once we are able to expend more resources on advertising and marketing, these efforts may be regulated by organization and statutes such as the CAN-SPAM act limiting the transmission of unsolicited commercial electronic mail via the Internet, the California Online Privacy Protection Act of 2003 which requires owners of commercial websites or online services to post a privacy policy, the Fair and Accurate Credit Transaction Act of 2003, which ensures that everyone is treated fairly when applying for credit and protecting consumers against identity theft, the California Financial Information Privacy Act that prohibits the sharing of nonpublic personal information of a consumer with nonaffiliated third parties without the explicit prior consent of the consumer, California Civil Code Section 1798.82 which requires businesses to notify customers if an unauthorized person may have obtained access to their personal information, and California Civil Code Section 1798.83 that requires disclosure of sharing for marketing purposes. The failure to satisfy these and other regulatory requirements could have a material adverse effect on our business’ financial condition and results of operations.

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

Mr. Lettau currently handles all of the activities of our purchasing management business and has assisted us in our website design and functions, in addition to maintenance, and troubleshooting. Currently, we are able to generate sales through our website and through Mr. Lettau’s personal contacts. In order to substantially impact our revenues we will require additional personnel. These personnel will be added to our management when funds are available.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We did not submit any matters to a vote of our security holders during the fiscal year ended December 31, 2006.

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) Market Information

IAG’s Stock was approved for trading on the National Association of Security Dealers’ over-the-counter bulletin board market (OTC:BB) under the symbol IAGR on January 8, 2007. Prior to that there was no public market for our securities.

(b) Holders of Common Stock

As of March 22, 2007 there were approximately 69,963,630 outstanding shares of IAG’s Common Stock and approximately 66 stockholders of record.

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

IAG has now launched a professional services business specializing in the purchasing and management of electronic goods and software for our clients. Specifically, we assist our clients by purchasing goods and services specific to their needs and managing these services along with working to provide discounted prices on those products and services.

CURRENT OPERATIONS

IAG’s new purchasing management business effectively allows businesses to outsource their business purchasing decisions. Clients determine what their organizations need to keep their businesses functioning and then we oversee the process of acquiring goods and services by asking for proposals, consulting with suppliers, and reviewing price quotations. Once we have gathered this information, we set contract terms and conditions, and award contracts to specific vendors. We then set delivery schedules, track progress and contact clients and suppliers to correct any potential problems.

In addition to purchasing and management of services, IAG strives to provide the lowest costs possible to our clients. We work to establish relationships with national vendors of goods and services in order to negotiate discounts below their regular retail prices. Additionally, depending upon the vendor and the items being purchased, we also work to negotiate free or reduced rate shipping and handling and then pass a portion of those discounts on to our clients.

IAG plans to grow the purchasing management business by combining cost efficient marketing techniques coupled with word of mouth referrals. Initially, IAG has focused its attention on the purchasing and management of electronic goods and software specific to our clients’ needs. IAG is an authorized reseller of Dell products, thereby having the ability to purchase computer and network hardware and software at reseller pricing and then resold to our clients. We anticipate this line of business will be promising and produce higher gross revenues then under the previous retain oriented business.

In 2006, IAG also began the process of seeking quotation on the OTC Bulletin Board with an authorized OTC Bulletin Board market maker. On January 8, 2007 we commenced trading on the OTC Bulletin Board under the symbol IAGR.

Goals and Objectives:

As a result of our status as a development stage company with minimal amounts of equity capital initially available, our business plan set our goals in three stages: (1) begin basic operations based upon the availability of initial funding of less than $100,000; (2) grow our business through marketing and advertising based upon additional funding of $200,000; and (3) full scale operations with full-time staff and additional advertising based upon additional equity and/or debt financing in the approximate sum of $500,000 to $1,000,000. The first goal, listed as Stage I, was accomplished through a private placement that raised our start up capital in an amount of $81,020.

Satisfaction of our cash obligations for the next 12 months.

Initially we capitalized our company with $81,020 from a private placement. As of December 31, 2006, we had $17,521 in working capital. We estimate our new plan of operation will incur minimal expenditures during the next twelve months. We have based these assumptions on the fact that we will not incur additional obligations for personnel, office, etc. until such time as we either raise additional equity or debt, or generate significant revenues to support such expenditures.

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

The following table summarizes total current assets, liabilities and working capital at December 31, 2006 compared to December 31, 2005.

	December 31, 2006	December 31, 2005	Increase / (Decrease)
			$	%
Current Assets	$ 43,383	$ 64,750	$ (21,367)	(33%)
Current Liabilities	$ 25,862	$ 13,979	$ 11,883	85%
Working Capital	$ 17,521	$ 50,771	$ (33,250)	(65%)

We anticipate that we will incur operating losses in the next twelve months. Our lack of operating history makes predictions of future operating results difficult to ascertain. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets. To address these risks, we must, among other things, obtain a customer base, implement and successfully execute our business and marketing strategy, provide service order requests through the Internet, respond to competitive developments, and attract, retain and motivate qualified personnel. There can be no assurance that we will be successful in addressing such risks, and the failure to do so can have a material adverse effect on our business prospects, financial condition and results of operations.

Going Concern

The accompanying financial statements have been prepared assuming that IAG will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As noted, IAG is in the development stage and, accordingly, has generated limited revenues from operations. Since its inception, IAG has been engaged substantially in financing activities and developing its product line, setting up its e-commerce website, and incurring substantial cost and expenses. As a result, IAG incurred accumulated net losses from January 16, 2004 (inception) through the period ended December 31, 2006 of $109,543. In addition, IAG’s development activities since inception have been financially sustained through equity financing.

The ability of IAG to continue as a going concern is dependent upon its ability to raise additional capital from the sale of common stock and, ultimately, the achievement of significant operating revenues. The accompanying financial statements do not include any adjustments that might be required should IAG be unable to recover the value of its assets or satisfy its liabilities.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Policies and Estimates

Revenue Recognition: We are currently a developmental stage company and have not recognized significant revenues to date. We will recognize revenue as clients are billed for services rendered. We will primarily derive our revenues from the sales professional business services in the purchasing and management of specialized equipment and business services.

Recent Accounting Pronouncements

In September 2006, the United States Securities and Exchange Commission (“SEC”), adopted SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying

Misstatements in Current Year Financial Statements.” This SAB provides guidance on the consideration of the effects to prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 establishes an approach that requires quantification of financial statement errors based on the effects of each of the company’s balance sheet and statement of operations financial statements and the related financial statement disclosures. The SAB permits existing public companies to record the cumulative effect of initially applying this approach in the first year ending after November 15, 2006 by recording the necessary correcting adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings. Additionally, the use of the cumulative effect transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose. The Company is currently evaluating the impact, if any, that SAB 108 may have on the Company’s results of operations or financial position.

FACTORS THAT MAY AFFECT OUR RESULTS OF OPERATION

Risk Associated with Our Business and Marketplace

We are a development stage company organized in January 2004 and have a limited operating history, which makes an evaluation of us extremely difficult. At this stage of our business operations, even with our good faith efforts, potential investors have a high probability of losing their investment.

We were incorporated in January of 2004 as a California corporation. As a result of being a relatively new company, we have yet to generate significant revenues from operations and have been focused on organizational, start-up, and market analysis activities since we incorporated. There is nothing at this time on which to base an assumption that our business operations will prove to be successful or that we will ever be able to operate profitably. Our future operating results will depend on many factors, including our ability to raise adequate working capital, demand for our services, the level of our competition and our ability to attract and maintain key management and employees.

Our prospects are subject to the risks and expenses encountered by start-up companies establishing a business as a professional business services in the purchasing and management of specialized equipment and business services. Our limited operating history makes it difficult or impossible to predict future results of our operations. We may not establish a clientele that will make us profitable, which might result in the loss of some or all of your investment in our common stock.

One should consider our prospects in light of the risks and difficulties frequently encountered by early stage companies in the rapidly evolving online commerce market. These risks include, but are not limited to, an unpredictable business environment, the difficulty of managing growth and the use of our business model. To address these risks, we must, among other things:

•	establish a customer base;
•	enhance our name recognition;
•	expand our service offerings to clients;
•	access sufficient product inventory and vendors to fulfill our customers’ orders;
•	successfully implement our business and marketing strategy;
•	provide superior customer service and order processing; and
•	attract and retain qualified personnel.

We are significantly dependent on Matt Lettau, our sole officer and director, who has limited experience in running a business such as ours. The loss or unavailability to IAG of Mr. Lettau’s services would have an adverse effect on our business, operations and prospects which could result in a loss of your investment in us.

Our business plan is significantly dependent upon the abilities and continued participation of Matt Lettau, our sole officer and director. Mr. Lettau is not irreplaceable; however it would be difficult to replace Mr. Lettau at this stage of development of IAG. The loss by or unavailability to IAG of Mr. Lettau’s services would have an adverse effect on our business, operations and prospects. There can be no assurance that we would be able to locate or employ personnel to replace Mr. Lettau, should his services be discontinued. In the event we are unable to locate or employ personnel to replace Mr. Lettau, then we would be required to cease pursuing our business opportunity, which could result in a loss of your investment.

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

We have operated since our inception as internet retail provider and have accordingly incurred losses from operations. For the year ended December 31, 2006 and from the date of inception of January 14, 2004 to December 31, 2006, we have sustained net losses of $33,250 and $109,623, respectively. We are in need of additional capital to continue our operations and may be dependent on the proceeds of private placements of securities to satisfy working capital requirements. We will continue to be dependent upon the proceeds of future offerings or public offerings to fund continued development of our internet sites, the expansion of our product and service offerings; short-term working capital requirements, marketing activities and to continue implementing the current business strategy. There can be no assurance that we will be able to raise the necessary capital to continue operations.

We will require additional financing in order to implement our marketing plan. In the event we are unable to acquire additional financing, we may not be able to implement our marketing plan resulting in a loss of revenues and ultimately the loss of your investment.

Due to our start-up nature, we will have to incur the costs of developing professional marketing materials, hiring new employees and commencing marketing activities for our services. To fully implement our business plan we will require substantial additional funding. Our current cash on hand is anticipated to enable us to maintain minimum operations and working capital requirements for at least six months.

We will need to raise additional funds to expand our operations, especially as we pursue our plans of establishing and maintaining our own websites and inventory. We plan to raise additional funds through private placements, registered offerings, debt financing or other sources to maintain and expand our operations. Adequate funds for this purpose on terms favorable to us may not be available, and if available, on terms significantly more adverse to us than are manageable. Without new funding, we may be only partially successful or completely unsuccessful in implementing our business plan, and our shareholders may lose part or all of their investment.

Risk Factors Relating to Our Common Stock

Our common stock is deemed a low-priced “Penny” stock which could make it cumbersome for brokers and dealers to trade in our common stock, making the market for our common stock less liquid and negatively effect the price of our stock.

Since being accepted for trading in the over-the-counter market, trading of our common stock is subject to certain provisions of the Securities Exchange act of 1934, commonly referred to as the “penny stock rules” as defined in Rule 3a51-1. A penny stock is generally defined to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. If our stock is deemed to be a penny stock, trading will be subject to additional sales practice requirements on broker-dealers. These require a broker-dealer to:

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

Subsequent to the year-end, we began quotation on the OTC Bulletin Board and we will have to meet certain requirements such as remaining current on our reporting requirements; otherwise we could be removed from the OTC Bulletin Board.

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

ITEM 7. FINANCIAL STATEMENTS

See Index to Financial Statements and Financial Statement Footnotes appearing on page F-1 through F-14 of this Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

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

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

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

NAME	AGE	POSITION
Matt Lettau	41	President, Secretary/Treasurer, Director

Duties, Responsibilities and Experience

Matt Lettau has been the President, Secretary/Treasurer and Director since founding IAG in January 2004. From 1991 to January 2004, Mr. Lettau was employed by The Bob Rohrman Group as Manager and worked on developing service and sales. The Bob Rohrman Group is a privately owned automotive group with 26 automotive dealerships. Mr. Lettau’s duties included Service and Parts director at Fort Wayne Acura, Subaru and General Sales Manager at Fort Wayne Nissan, Infiniti, and Kia. In addition Mr. Lettau was in charge of the Parts and Service at the Groups Nissan dealership.

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

Director Independence

The Board of Directors has analyzed the independence of each director and has concluded that there are no independent directors as a result having one individual serve as the sole officer and director.

Audit Committee and Financial Expert

We do not have an Audit Committee, our sole director performs some of the same functions of an Audit Committee, such as: recommending a firm of independent certified public accountants to audit the annual financial statements; reviewing the independent auditors independence, the financial statements and their audit report; and reviewing management’s administration of the system of internal accounting controls. The Company does not currently have a written audit committee charter or similar document.

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

Our decision to not adopt a code of ethics results from having only one officer and director operating as the management for the Company. We believe that as a result of the limited interaction which occurs having such a small management structure for the Company eliminates the current need for such a code, in that violations of such a code would be reported to the party generating the violation.

Nominating Committee

We do not have a Nominating Committee or Nominating Committee Charter. Our sole director performs some of the functions associated with a Nominating Committee. We have elected not to have a Nominating Committee in that we are a development stage company with limited operations and resources.

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

ITEM 10. EXECUTIVE COMPENSATION

Executive Compensation

Mr. Lettau has agreed to provide services to us without compensation as a result of the stock position Mr. Lettau holds in IAG. Furthermore, as a result of having only one officer and director that has not received any compensation for the fiscal 2006 year, we have omitted the Summary Compensation Table, Equity Awards Table, and Director Compensation Table.

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

Compensation Committee

For the year ended December 31, 2006, IAG did not have a compensation committee as a result of not providing any compensation to our sole officer and director. Additionally, we elected not to have a Compensation Committee in that we are a development stage company with limited operations and resources.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table presents information, to the best of IAG’s knowledge, about the beneficial ownership of its common stock on March 22, 2007, held by those persons known to beneficially own more than 5% of its capital stock and by its directors and executive officers. The percentage of beneficial ownership for the following table is based on 69,963,360 shares of common stock outstanding as of March 22, 2007.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and does not necessarily indicate beneficial ownership for any other purpose. Under these rules, beneficial ownership includes those shares of common stock over which the shareholder has sole or shared voting or investment power. It also includes (unless footnoted) shares of common stock that the shareholder has a right to acquire within 60 days after March 22, 2007 through the exercise of any option, warrant or other right. The percentage ownership of the outstanding common stock, however, is based on the assumption, expressly required by the rules of the Securities and Exchange Commission, that only the person or entity whose ownership is being reported has converted options or warrants into shares of our common stock.

Name of Directors, Officers, & Beneficial Holder (1)	Number of Shares	Percent Of Class (2)
Matt Lettau	41,270,000	59%

All Directors & Officers as a Group	41,270,000	59%
•

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

•	Figures are rounded to the nearest tenth of a percent

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS; DIRECTOR INDEPENDENCE

Matt Lettau

As of December 31, 2006, our sole officer and director was owed approximately $1,523. This amount was paid by Mr. Lettau on behalf of IAG for telephone and fax expenses.

During January 2004, Mr. Lettau received 41,270,000 shares of common stock, at a price of $0.001 per share, which were issued for services rendered by Mr. Lettau. Mr. Lettau is the sole officer, director, and promoter of IAG.

ITEM 13. EXHIBITS

Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
3.1(i)	Articles of Incorporation		SB-2		3.1(i)	02/02/04
3.1(ii)	Bylaws of the Internet Acquisition Group. Inc.		SB-2		3.1(ii)	02/02/04
31	Certification of Matt Lettau pursuant to Section 302 of the Sarbanes-Oxley Act	X
32	Certification of Matt Lettau pursuant to Section 906 of the Sarbanes-Oxley Act	X

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

•	AUDIT FEES

The aggregate fees billed for professional services rendered by Jaspers + Hall, PC, for the audit of our financial statements or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal years 2006 and 2005 were $7,500 and $4,500, respectively.

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

Not applicable.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNET ACQUISITION GROUP, INC.

By: /s/ Matt Lettau
Matt Lettau, President

Date: April 2, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Matt Lettau	President & Director	April 2, 2007
Matt Lettau

/s/ Matt Lettau	Principal Accounting Officer	April 2, 2007
Matt Lettau

Internet Acquisition Group, Inc.

JASPERS + HALL, PC

CERTIFIED PUBLIC ACCOUNTANTS

9175 Kenyon Avenue, Suite 100

Denver, CO 80237

303-796-0099

Report of Independent Registered Public Accounting Firm

To the Board of Directors

Internet Acquisition Group, Inc., Inc.

We have audited the accompanying balance sheet of Internet Acquisition Group, Inc.. (A Development Stage Company) as of December 31, 2006 and 2005, and the related statements of operations, changes in stockholders’ equity, and cash flows for the years ended and for the period January 16, 2004 (date of inception) to December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Internet Acquisition Group, Inc. at December 31, 2006 and 2005, and the results of its operations and its cash flows for the years then ended and for the period January 16, 2004 (date of inception) to December 31, 2006, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 2 to the financial statements, conditions exist which raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Jaspers + Hall, PC

March 13, 2007

INTERNET ACQUISITION GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

Balance Sheets

	December 31,
	2006	2005
Assets

Current assets:
Cash	$ 10,048	$ 43,099
Accounts receivable	707	-
Inventory	32,628	21,651
Total current assets	43,383	64,750

Total assets	$ 43,383	$ 64,750

Liabilities and Stockholders’ Equity

Current liabilities:
Accrued liabilities	$ 5,579	$ -
Advances from shareholder – related party	1,523	-
Customer Deposit	18,760	13,979
Total current liabilities	25,862	13,979

Stockholders’ equity
Common stock, $0.001 par value, 100,000,000 shares authorized; 69,963,360 shares issued and outstanding	69,964	69,964
Additional paid-in capital	57,100	57,100
Deficit accumulated during development stage	(109,543)	(76,293)

Total Stockholders’ Equity	17,521	50,771

Total Liabilities and Stockholders’ Equity	$ 43,383	$ 64,750

The accompanying notes are an integral part of these financial statements

INTERNET ACQUISITION GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

Statements of Operations

	December 31,		January 16, 2004(Inception) to December 31,
	2006	2005	2006

Revenue	$ 10,420	$ 80	$ 10,500

Cost of Goods Sold	9,923	-	9,923

Gross Profit	497	80	497

Expenses:
General and administrative expenses	33,747	10,517	110,120
Total expenses	33,747	10,517	110,120

Net loss from operations	$ (33,250)	$ (10,437)	$ (109,623)

Weighted average number of common shares outstanding - basic and fully diluted	69,963,630	69,963,630

Net (loss) per share – basic and fully diluted	$ (*)	$ (*)

* Less than $0.001 per share

The accompanying notes are an integral part of these financial statements

INTERNET ACQUISITION GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

Statements of Changes in Stockholders’ Deficit

For the Period January 16, 2004 (Inception) to December 31, 2006

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount

Balance, January 16, 2004	-	$ -	$ -	$ -	$ -

Shares issued to founder for services	41,270,000	41,270	-	-	41,270

Shares issued for services	3,400,000	3,400	-	-	3,400

Shares issued for services	1,373,630	1,374	-	-	1,374

Shares issued for cash	23,920,000	23,920	57,100	-	81,020

Net loss				(65,856)	(65,856)

Balance December 31, 2004	69,963,630	69,964	57,100	(65,856)	61,208

Net loss				(10,437)	(10,437)

Balance December 31, 2005	69,963,630	69,964	57,100	(76,293)	50,771

Net loss				(33,250)	(33,250)

Balance, December 31, 2006	69,963,630	$ 69,964	$ 57,100	$ (109,543)	$ 17,521

The accompanying notes are an integral part of these financial statements

INTERNET ACQUISITION GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

Statements of Cash Flows

Indirect Method

	December 31,		January 16, 2004 (Inception) to December 31,
	2006	2005	2006
Cash flows from operating activities
Net (loss)	$ (33,250)	$ (10,437)	$ (109,543)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock issued for services	-	-	46,044
Changes in assets and liabilities:
(Increase) in accounts receivable	(707)	-	(707)
(Increase) in inventory	(10,977)	(21,651)	(32,628)
Increase in accrued liabilities	5,579	-	5,579
Increase in customer deposits	4,781	13,979	18,760
Net cash used by operating activities	(34,574)	(18,109)	(72,495)

Cash flows from financing activities
Issuance of common stock	-	-	81,020
Advances from shareholder	1,524	-	1,524
Net cash provided by financing activities	1,524	-	82,544

Increase (decrease) in cash	(33,050)	(18,109)	10,049
Cash and cash equivalents – beginning of period	43,099	61,208	-
Cash and cash equivalents – end of period	$ 10,049	$ 43,099	$ 10,049

Supplemental disclosures:
Interest paid	$ -	$ -	$ -
Taxes paid	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements

INTERNET ACQUISITION GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

Notes to Financial Statements

For the Year Ended December 31, 2006

Note 1 – Organization and summary of significant accounting principles

Organization

The Company was organized January 16, 2004 under the laws of the State of California, as Internet Acquisition Group, Inc. The Company began activities to engage in the business of marketing, selling, and distributing products through a number of company and non-company owned web-sites. The Company is currently in the business of professional purchasing management with a specialization in the purchasing and management of electronic goods and software.

The Company has not commenced significant operations and, in accordance with SFAS #7, the Company is considered a development stage company.

Accounting period

The Company has adopted an annual accounting period of January through December.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ significantly from those estimates.

Cash and cash equivalents

For the purpose of the statements of cash flows, all highly liquid investments with a maturity of three months or less are considered to be cash equivalents.

Revenue recognition

The company provides professional business services in the purchasing and management of specialized equipment and business services for its clients. Revenue is recognized as clients are billed for services rendered.

Furniture and equipment

Furniture and equipment are stated at cost less accumulated depreciation. It is the policy of the Company to capitalize items greater than or equal to $1,000 and provide depreciation based on the estimated useful life of individual assets, calculated using the straight line method.

Estimated useful lives range as follows:

Years

Furniture and equipment	3 – 5
Computer hardware	3
Vehicles	5

INTERNET ACQUISITION GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

Notes to Financial Statements

For the Year Ended December 31, 2006

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2006. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, accounts payable and notes payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

Earnings per share

The Company has adopted Statement of Financial Accounting Standards No. 128. Earnings Per Share ("SFAS No. 128"). Basic earnings per common share ("EPS") calculations are determined by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earning per common share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding. During periods when common stock equivalents, if any, are anti- dilutive they are not considered in the computation.

Income taxes

The Company has adopted Statement of Financial Accounting Standard No. 109, Accounting for Income Taxes ("SFAS No. 109") for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes because of differences in amounts deductible for tax purposes. Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse.

Recent pronouncements

In June 2003, the Securities and Exchange Commission (“SEC”) adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Commencing with our annual report for the year ended December 31, 2007, we will be required to include a report of management on our internal control ever financial reporting. The internal control report must

INTERNET ACQUISITION GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

Notes to Financial Statements

For the Year Ended December 31, 2006

include a statement,

•	of management’s responsibility for establishing and maintaining adequate internal control over our financial reporting;

•	of management’s assessment of the effectiveness of our internal control over financial reporting as of year end;

•	of the framework used by management to evaluate the effectiveness of our internal control over financial reporting; and

•	that our independent accounting firm has issued an attestation report on management’s assessment of our internal control over financial reporting, which report is also required to be filed

In December 2005 the SEC’s advisory committee on small business recommended that the SEC allow most companies with market values of less than $700 million to avoid having their internal controls certified by auditors. The advisory committee recommended that most companies with market capitalizations under $100 million be exempted totally. It further recommended that companies with market capitalizations of $100 million to $700 million not face audits of internal controls. Some Companies with large revenues but low market values would still be required to comply with the act. There can be no assurances that these proposals or similar proposals will be adopted.

In November 2004, the FASB issued SFAS 151 “Inventory Costs.” This Statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). In addition, this Statement requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this Statement will be effective for the Company beginning with its fiscal year ending December 31, 2007. The Company is currently evaluating the impact this new Standard will have on its operations, but believes that it will not have a material impact on the Company’s financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS 152, "Accounting for Real Estate Time-Sharing Transactions." The FASB issued this Statement as a result of the guidance provided in AICPA Statement of Position (SOP) 04-2, "Accounting for Real Estate Time-Sharing Transactions." SOP 04-2 applies to all real estate time-sharing transactions. Among other items, the SOP provides guidance on the recording of credit losses and the treatment of selling costs, but does not change the revenue recognition guidance in SFAS 66, "Accounting for Sales of Real Estate," for real estate time-sharing transactions. SFAS 152 amends Statement 66 to reference the guidance provided in SOP 04-2. SFAS 152 also amends SFAS 67, "Accounting for Costs and Initial Rental Operations of Real Estate Projects," to state that SOP 04-2 provides the relevant guidance on accounting for incidental operations and costs related to the sale of real estate time-

INTERNET ACQUISITION GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

Notes to Financial Statements

For the Year Ended December 31, 2006

sharing transactions. SFAS 152 is effective for years beginning after June 15, 2005, with restatements of previously issued financial statements prohibited. Management does not expect adoption of SFAS 152 to have a material impact on the Company's financial statements.

In December 2004, the FASB issued SFAS 153, "Exchanges of Nonmonetary Assets," an amendment to Opinion No. 29, "Accounting for Nonmonetary Transactions." Statement 153 eliminates certain differences in the guidance in Opinion No. 29 as compared to the guidance contained in standards issued by the International Accounting Standards Board. The amendment to Opinion No. 29 eliminates the fair value exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. Such an exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for nonmonetary asset exchanges occurring in periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in periods beginning after December 16, 2004. Management does not expect adoption of SFAS 153 to have a material impact on the Company's financial statements.

In December 2004, the FASB issued SFAS 123(R), "Share-Based Payment." SFAS 123(R) amends SFAS 123, "Accounting for Stock-Based Compensation," and APB Opinion 25, "Accounting for Stock Issued to Employees." SFAS 123(R) requires that the cost of share-based payment transactions (including those with employees and non-employees) be recognized in the financial statements. SFAS 123(R) applies to all share-based payment transactions in which an entity acquires goods or services by issuing (or offering to issue) its shares, share options, or other equity instruments (except for those held by an ESOP) or by incurring liabilities (1) in amounts based (even in part) on the price of the entity's shares or other equity instruments, or (2) that require (or may require) settlement by the issuance of an entity's shares or other equity instruments. This statement is effective (1) for public companies qualifying as SEC small business issuers, as of the first interim period or fiscal year beginning after December 15, 2005, or (2) for all other public companies, as of the first interim period or fiscal year beginning after June 15, 2005, or (3) for all nonpublic entities, as of the first fiscal year beginning after December 15, 2005. Management does not expect adoption of SFAS 123(R) to have a material impact on the Company's financial statements.

In May 2005, the FASB issued SFAS 154, “Accounting Changes and Error Corrections – a replacement of APB Opinion 20, “Accounting Changes” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SAFS requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period specific effects of an accounting change on one or more individual prior periods presented, this Statement requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings (or other appropriate

INTERNET ACQUISITION GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

Notes to Financial Statements

For the Year Ended December 31, 2006

components of equity or net assets in the statement of financial position) for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, this Statement requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. This statement is effective for accounting changes and errors made in fiscal years beginning after December 15, 2005. Management does not expect adoption of SFAS 152 to have a material impact on the Company's financial statements.

In February 2006, the FASB issued SFAS 155, “Accounting for Certain Hybrid Financial Instruments." This Statement amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This Statement resolves issues addressed in Statement 133 Implementation Issue No. Dl, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” This Statement:

a)	Permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation.

b)	Clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133.

c)

Establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation.

d)	Clarifies that concentrations of’ credit risk in the form of subordination are not embedded derivatives.

e)

Amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.

The fair value election provided for in paragraph 4(e) of this Statement may also be applied upon adoption of this Statement for hybrid financial instruments that had been bifurcated under paragraph 12 of Statement 133 prior to the adoption of this Statement. Earlier adoption is permitted as of the beginning of our fiscal year, provided we have not yet issued financial statements, including financial statements for any interim period, for that fiscal year. Provisions of this Statement may be applied to instruments that we hold at the date of adoption on an instrument-by-instrument basis.

Adoption of this Statement is required as of the beginning of the first fiscal year that begins after September 15, 2005. The adoption of this statement is not expected to have a material impact on the Company’s financial statements.

INTERNET ACQUISITION GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

Notes to Financial Statements

For the Year Ended December 31, 2006

In March 2006, The FASB issued SEAS 156, “Accounting for Servicing of Financial Assets.” This Statement amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement:

a)	Requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations.

b)	Requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable.

c)	Permits an entity to choose either the amortization method or the fair value measurement method for each class of separately recognized servicing assets and servicing liabilities.

d)

At its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity’s exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value.

e)

Requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities.

Adoption of this Statement is required as of the beginning of the first fiscal year that begins after September 15, 2006. The adoption of this statement is not expected to have a material impact on the Company’s financial statements.

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure about fair value measurement. The implementation of this guidance is not expected to have any impact on the Company’s financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of PASS Statements No. 87, 106, and 132(R)” (“SFAS No. 158”). SFAS No. 158 requires companies to recognize a net liability or asset and an offsetting adjustment to accumulated other comprehensive income to report the funded status of defined benefit pension

INTERNET ACQUISITION GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

Notes to Financial Statements

For the Year Ended December 31, 2006

and other postretirement benefit plans. SFAS No. 158 requires prospective application, recognition and disclosure requirements effective for the Company’s fiscal year ending December 31, 2007. Additionally, SFAS No. 158 requires companies to measure plan assets and obligations at their year-end balance sheet date. This requirement is effective for the Company’s fiscal year ending December 31, 2009. The Company is currently evaluating the impact of the adoption of SFAS No. 258 and does not expect that it will have a material impact on its financial statements.

In September 2006, the United States Securities and Exchange Commission (“SEC”), adopted SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” This SAB provides guidance on the consideration of the effects to prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 establishes an approach that requires quantification of financial statement errors based on the effects of each of the company’s balance sheet and statement of operations financial statements and the related financial statement disclosures. The SAB permits existing public companies to record the cumulative effect of initially applying this approach in the first year ending after November 15, 2006 by recording the necessary correcting adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings. Additionally, the use of the cumulative effect transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose. The Company is currently evaluating the impact, if any, that SAB 108 may have on the Company’s results of operations or financial position.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109.” This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Interpretation No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Interpretation No. 48 is effective for fiscal years beginning after December 15, 2006 and the Company is currently evaluating the impact, if any, that FASB No. 48 may have on the Company’s results of operations or financial position.

Note 2 – Going concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As noted above, the Company is in the development stage and, accordingly, has generated limited revenues from operations. Since its inception, the Company has been engaged substantially in financing activities and developing its product line, setting up its e-commerce website, and incurring substantial costs and expenses. As

INTERNET ACQUISITION GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

Notes to Financial Statements

For the Year Ended December 31, 2006

a result, the Company incurred accumulated net losses from January 16, 2004 (inception) through the period ended December 31, 2006 of $109,543. In addition, the Company’s development activities since inception have been financially sustained through equity financing.

The ability of the Company to continue as a going concern is dependent upon its ability to raise additional capital from the sale of common stock and, ultimately, the achievement of significant operating revenues. The accompanying financial statements do not include any adjustments that might be required should the Company be unable to recover the value of its assets or satisfy its liabilities.

Note 3 – Inventory

At December 31, 2006, Inventory consisted of the following:

Finished goods -	$32,628

Note 4 – Customer Deposit

As of December 31, 2006, the Company received from a customer a deposit of $18,760 towards the purchase of a document storage and retrieval system machine.

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

Deferred tax assets:
Net operating loss carryforwards	$ 109,623
Valuation allowance for deferred tax assets	(109,623)
Net deferred tax assets	$ -

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. As of December 31, 2006, the Company had net operating loss carryforwards of $109,623 for federal income tax purposes. Utilization of the net operating loss may be subject to substantial annual limitations due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. The annual limitation could result in the expiration of the net operating loss before utilization.

INTERNET ACQUISITION GROUP, INC.

(A DEVELOPMENT STAGE COMPANY)

Notes to Financial Statements

For the Year Ended December 31, 2006

Note 6 – Stockholders’ equity

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

During the current year ending December 31, 2006, the company had no new stock transactions.

Note 7 – Warrants and options

There are no warrants or options outstanding to acquire any additional shares of common stock.

Note 8 – Related party transactions

Amounts due to the Company’s chief executive officer totaled approximately $1,523 at December 31, 2006. These amounts primarily represent loans to pay company telephone and fax expenses.

Note 9 – Commitments and contingent liabilities

Legal matters - The Company is occasionally party to litigation or threat of litigation arising in the normal course of business. Management, after consultation with legal counsel, does not believe that the resolution of any such matters will have a material effect on the Company’s financial position or results of operations.