Form 10QSB
period 2007-03-31
INTERNET ACQUISITION GROUP INC
filed 2007-05-15
CIK 1291047

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

The number of shares of Common Stock, $0.001 par value, outstanding on May 14, 2007, was 69,963,630 shares.

Transitional Small Business Disclosure Format (check one): Yes ☐	No ☒

PART 1 – FINANCIAL INFORMATION

Item 1.	Financial Statements

JASPERS + HALL, PC

CERTIFIED PUBLIC ACCOUNTANTS

9175 Kenyon Avenue, Suite 100

Denver, CO 80237

303-796-0099

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Internet Acquisition Group, Inc.

We have reviewed the accompanying balance sheet of Internet Acquisition Group, Inc. as of March 31, 2007 and the related statements of operations and cash flows for the three-months ended March 31, 2007 and 2006. These financial statements are the responsibility of the Company’s management.

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

Jaspers + Hall, PC

May 11, 2007

INTERNET ACQUISTION GROUP, INC.
BALANCE SHEET
(A DEVELOPMENTAL STAGE COMPANY)
MARCH 31, 2007
(Unaudited)

ASSETS:

Current Assets:
Cash	$ 7,138
Accounts Receivable	2,805
Inventory	29,581
Total Current Assets	39,524

TOTAL ASSETS	$ 39,524

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Accrued liabilities	$ 5,860
Customer deposits	18,760
Sales tax payable	-
Total Current Liabilities	24,620

Stockholders' Equity:
Common stock, $0.001 par value, 100,000,000
shares authorized, 69,963,360 shares issued and
outstanding	69,964
Additional paid-in capital	57,100
Deficit accumulated during the development stage	(112,160)

Total Stockholders' Equity	14,904

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 39,524

See accountants’ review report and accompanying notes to the financial statements.

INTERNET ACQUISITION GROUP, INC.
STATEMENTS OF OPERATIONS
(A DEVELOPMENTAL STAGE COMPANY)
(Unaudited)

			January 16, 2004
	Three Months Ended		(Inception) to
	March 31,		March 31,
	2007	2006	2007

INCOME:
Revenue	$ 13,538	$ -	$ 24,038

Cost of goods sold	12,117	-	22,040

Gross profit	1,421	-	1,998

OPERATING EXPENSES:
General and Administrative Expenses	4,038	4,780	114,158
Total Operating Expenses	4,038	4,780	114,158

Net Loss from Operations	$ (2,617)	$ (4,780)	$ (112,160)

Weighted average number of
shares outstanding	69,963,630	69,963,630

Net Loss Per Share	$ (*)	$ (*)

* Less than $0.001 per share

See accountants’ review report and accompanying notes to the financial statements.

INTERNET ACQUISITION GROUP, INC.
STATEMENTS OF CASH FLOWS
(A DEVELOPMENTAL STAGE COMPANY)
(Unaudited)

			January 16, 2004
	Three Months Ended		(Inception) to
	March 31,		March31,
	2007	2006	2007

Cash Flows From Operating Activities:
Net (Loss)	$ (2,617)	$ (4,780)	$ (112,160)
Adjustments to reconcile net loss to net cash
used in operating activities:
Stock issued for services	-	-	46,044
Changes in assets and liabilities:
Increase(decrease) in accounts receivable	(2,098)	(2,892)	(2,805)
Increase in inventory	3,047	-	(29,581)
Increase in accrued liabilities	281	-	5,860
Increase in customer deposits	-	7,752	18,760
Total adjustments	1,230	4,860	38,278
Net Cash Used in Operating Activities	(1,387)	80	(73,882)

Cash Flow From Financing Activities:
Issuance of Common Stock	-	-	81,020
Loan from shareholder	-	-	1,523
Repayment of loan from shareholder	(1,523)	-	(1,523)
Net Cash Provided By Financing Activities	(1,523)	-	81,020

Increase (Decrease) in Cash	(2,910)	80	7,138

Cash and Cash Equivalents - Beginning of period	10,048	43,099	-

Cash and Cash Equivalents - End of period	$ 7,138	$ 43,179	$ 7,138

Supplemental Cash Flow Information:
Interest paid	$ -	$ -	$ -
Taxes paid	$ -	$ -	$ -

See accountants’ review report and accompanying notes to the financial statements.

INTERNET ACQUISITION GROUP, INC.

(A DEVELOPMENTAL STATE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2007

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

Revenue recognition

The company provides professional business services in the purchasing and management of specialized equipment and business services for its clients. Revenue is recognized as clients are billed for services rendered. .

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

INTERNET ACQUISITION GROUP, INC.

(A DEVELOPMENTAL STATE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2007

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2007. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, accounts payable and notes payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

Note 2 – Going concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As noted above, the Company is in the development stage and, accordingly, has generated limited revenues from operations. Since its

INTERNET ACQUISITION GROUP, INC.

(A DEVELOPMENTAL STATE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2007

inception, the Company has been engaged substantially in financing activities and developing its product line, setting up its e-commerce website, and incurring substantial costs and expenses. As a result, the Company incurred accumulated net losses from January 16, 2004 (inception) through the period ended March 31, 2007 of $112,160. In addition, the Company’s development activities since inception have been financially sustained through equity financing.

The ability of the Company to continue as a going concern is dependent upon its ability to raise additional capital from the sale of common stock and, ultimately, the achievement of significant operating revenues. The accompanying financial statements do not include any adjustments that might be required should the Company be unable to recover the value of its assets or satisfy its liabilities.

Note 3 – Inventory

At March 31, 2007, Inventory consisted of the following:

Finished goods -	$29,581

Note 4 – Customer Deposit

As of March 31, 2007, the Company received from a customer a deposit of $18,760 towards the purchase of a document storage and retrieval system machine.

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

Deferred tax assets:
Net operating loss carryforwards	$112,160
Valuation allowance for deferred tax assets	(112,160)
Net deferred tax assets	$ -0-

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. As of March 31, 2007, the Company had net operating loss carryforwards of $112,160 for federal income tax purposes. Utilization of the net operating loss may be subject to substantial annual limitations due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. The annual limitation could result in the expiration of the net operating loss before utilization.

INTERNET ACQUISITION GROUP, INC.

(A DEVELOPMENTAL STATE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2007

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

During the current three months ended March 31, 2007, the company had no new stock transactions.

Note 7 – Warrants and options

There are no warrants or options outstanding to acquire any additional shares of common stock.

Note 8 – Related party transactions

Amounts due to the Company’s chief executive officer totaled approximately $1,523 at December 31, 2006. These amounts primarily represent loans to pay company telephone and fax expenses. The Company paid these amounts back to its chief executive officer during the three months ended March 31, 2007.

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

For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see “Factors That May Affect Our Results of Operation” in this document and in our Annual Report on Form 10-KSB for the year ended December 31, 2006.

Item 2. Management’s Discussion and Analysis

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

CURRENT OPERATIONS

IAG plans to grow the purchasing management business by combining cost efficient marketing techniques coupled with word of mouth referrals. Initially, IAG has focused its attention on the purchasing and management of electronic goods and software specific to our clients’ needs. IAG is an authorized reseller of Dell products, thereby having the ability to purchase computer and network hardware and software at reseller pricing and then resold to our clients. We anticipate this line of business will be promising and produce higher gross revenues than under the previous business. IAG recently established a new website to promote the purchasing management business (www.iagcompany.com). The website offers information about the services provided by IAG and provides various methods to contact IAG to obtain a quote for a product that is needed.

In 2006, IAG also began the process of seeking quotation on the OTC Bulletin Board with an authorized OTC Bulletin Board market maker. On January 8, 2007 we commenced trading on the OTC Bulletin Board under the symbol IAGR.

Results of Operations for the period ended March 31, 2007.

We are in the early stage of developing our new line of business and currently have minimal revenues from our purchasing management business. Revenues for the three months ended March 31, 2007 were $13,538 compared to $0 in 2006. We anticipate continued growth in revenues as a result of new business focus but can not guarantee any significant revenues unless we continue to expand our line of services and increase our clientele base. Therefore, these operations reflected in the quarter ended March 31, 2007 may not be indicative of future operations.

Operation Plan

During the next twelve months we plan to continue locating additional clients that need purchasing and management of electronic goods and software. Currently, we have the ability to purchase computer and network hardware and software at reseller pricing and then resale these items to our clients.

Because of our limited operating history we have yet to generate any significant revenues from our financial service platform (only $13,538 through March 31, 2007). Our activities have been limited to determining our clients’ needs, locating specific computer products while trying to provide competitive prices. Consequently, we have incurred the expenses of a start-up.

Our future financial results will depend primarily on: (i) the ability to continue to locate inventory and suppliers; (ii) the ability to develop existing services and (iii) the ability to fully implement our development program, which is dependent on the availability of capital resources. There can be no assurance that we will be successful in any of these respects, or that we will be able to obtain additional funding to increase our current capital resources.

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

The following table summarizes total current assets, liabilities and working capital at March 31, 2007 compared to December 31, 2006.

	March 31, 2007	December 31, 2006	Increase / (Decrease)
			$	%

Current Assets	$ 39,524	$ 43,383	$ (3,859)	(9%)

Current Liabilities	$ 24,620	$ 25,862	$ (1,242)	(5%)

Working Capital	$ 14,904	$ 17,521	$ (2,617)	(15%)

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

Going Concern

The accompanying financial statements have been prepared assuming that IAG will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As noted, IAG is in the development stage and, accordingly, has generated limited revenues from operations. Since its inception, IAG has been engaged substantially in financing activities and developing its product line, setting up its e-commerce website, and incurring substantial cost and expenses. As a result, IAG incurred accumulated net losses from January 16, 2004 (inception) through the period ended March 31, 2007 of $112,160. In addition, IAG’s development activities since inception have been financially sustained through equity financing.

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

We were incorporated in January of 2004 as a California corporation and, we have yet to generate significant revenues from operations. We have been focused on organizational, start-up, and market analysis activities since we incorporated. There is nothing at this time on which to base an assumption that our business operations will prove to be successful or that we will ever be able to operate profitably. Our future operating results will depend on many factors, including our ability to raise adequate working capital, demand for our services, the level of our competition and our ability to attract and maintain key management and employees.

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

We have operated since our inception as internet retail provider and have accordingly incurred losses from operations. For the year ended December 31, 2006 and from the date of inception of January 14, 2004 to March 31, 2007 we have sustained net losses of $33,250 and $112,160, respectively. We are in need of additional capital to continue our operations and may be dependent on the proceeds of private placements of securities to satisfy working capital requirements. We will continue to be dependent upon the proceeds of future offerings or public offerings to fund continued development of our internet sites, the expansion of our product and service offerings; short-term working capital requirements, marketing activities and to continue implementing the current business strategy. There can be no assurance that we will be able to raise the necessary capital to continue operations.

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

We will need to raise additional funds to expand our operations, especially as we pursue our plans of establishing and maintaining our own inventory. We plan to raise additional funds through private placements, registered offerings, debt financing or other sources to maintain and expand our operations. Adequate funds for this purpose on terms favorable to us may not be available, and if available, on terms significantly more adverse to us than are manageable. Without new funding, we may be only partially successful or completely unsuccessful in implementing our business plan, and our shareholders may lose part or all of their investment.

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

During the first quarter of 2007, we began quotation on the OTC Bulletin Board and we will have to meet certain requirements such as remaining current on our reporting requirements; otherwise we could be removed from the OTC Bulletin Board.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no new issuances of stock during the first quarter of 2007.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

On February 20, 2007, we issued a press release announcing anticipated increased revenues for the first quarter of 2007. In the press release we indicated that our first quarter revenues were more than double the gross revenues of the entire 2006 year. However, upon the conclusion of first quarter, we did not have double the gross revenues of 2006 but rather only an increase of $3,118, for a total of $13,538 in revenues for the first quarter of 2007. The decrease in anticipated revenues was a result of a large order being cancelled by a customer. The order was cancelled before any products were shipped to the customer and we do believe we will be able to resell the inventory in the future to hopefully recoup the anticipated revenue.

A copy of the press release is attached hereto as Exhibit 99.

Item 6. Exhibits

Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
3.1(i)	Articles of Incorporation		SB-2		3.1(i)	02/02/04
3.1(ii)	Bylaws of the Internet Acquisition Group. Inc.		SB-2		3.1(ii)	02/02/04
31	Certification of Matt Lettau pursuant to Section 302 of the Sarbanes-Oxley Act	X
32	Certification of Matt Lettau pursuant to Section 906 of the Sarbanes-Oxley Act	X
99	Internet Acquisition Group Press Release Announcing Increase Revenues, dated February 20, 2007	X

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNET ACQUISITION GROUP, INC.

(Registrant)

By:/s/ Matt Lettau

Matt Lettau, Chief Executive Officer

(On behalf of the Registrant and as

Principal Financial

Officer)

Date: May 15, 2007