Form 10-Q
period 2007-06-30
INTERNET ACQUISITION GROUP INC
filed 2007-08-14
CIK 1291047

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

☒           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

The number of shares of Common Stock, $0.001 par value, outstanding on August 13, 2007, was 69,963,630 shares.

Transitional Small Business Disclosure Format (check one):  Yes ☐ No ☒

PART 1 – FINANCIAL INFORMATION

Item 1.

Financial Statements

JASPERS + HALL, PC

CERTIFIED PUBLIC ACCOUNTANTS

9175 Kenyon Avenue, Suite 100

Denver, CO 80237

303-796-0099

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Internet Acquisition Group, Inc.

We have reviewed the accompanying balance sheet of Internet Acquisition Group, Inc. as of June 30, 2007 and the related statements of operations for the three months and six months ended June 30, 2007 and 2006 and cash flows for the six-months ended June 30, 2007 and 2006, included in the accompanying Securities and Exchange Commission Form 10-QSB for the period ended June 30, 2007.  These financial statements are the responsibility of the Company’s management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States).  A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters.  It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements as a whole.  Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3, conditions exist which raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Jaspers + Hall, PC

August 1, 2007

INTERNET ACQUISTION GROUP, INC.
BALANCE SHEETS
(A DEVELOPMENTAL STAGE COMPANY)
JUNE 30, 2007
(Unaudited)

ASSETS:

Current Assets:
Cash	$ 4,314
Total Current Assets	4,314

TOTAL ASSETS	$ 4,314

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Liabilities:
Accrued liabilities	$ 5,530
Sales tax payable	251
Total Current Liabilities	5,781

Stockholders' Equity (Deficit):
Common stock, $0.001 par value, 100,000,000
shares authorized, 69,963,360 shares issued and
outstanding	69,964
Additional paid-in capital	57,100
Deficit accumulated during the development stage	(128,531)

Total Stockholders' Equity (Deficit)	(1,467)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$ 4,314

See accountants’ review report and accompanying notes to the financial statements.

INTERNET ACQUISITION GROUP, INC.
STATEMENTS OF OPERATIONS
(A DEVELOPMENTAL STAGE COMPANY)
(Unaudited)

					January 16, 2004
	Three Months Ended		Six Months Ended		(Inception) to
	June 30,		June 30,		June 30,
	2007	2006	2007	2006	2007

INCOME:
Revenue	$ 24,270	$ -	$ 37,808	$ -	$ 48,308

Cost of goods sold	31,493	-	43,610	-	53,533

Gross profit	(7,223)	-	(5,802)	-	(5,225)

OPERATING EXPENSES:
General and Administrative Expenses	9,148	6,531	13,186	11,311	123,306
Total Operating Expenses	9,148	6,531	13,186	11,311	123,306

Net Loss from Operations	$ (16,371)	$ (6,531)	$ (18,988)	$ (11,311)	$(128,531)

Weighted average number of shares outstanding	69,963,630	69,963,630	69,963,630	69,963,630

Net Loss Per Share	$ (*)	$ (*)	$ (*)	$ (*)

* Less than $0.001 per share

See accountants’ review report and accompanying notes to the financial statements.

INTERNET ACQUISITION GROUP, INC.
STATEMENTS OF CASH FLOWS
(A DEVELOPMENTAL STAGE COMPANY)
(Unaudited)

			January 16, 2004
	Six Months Ended		(Inception) to
	June 30,		June 30,
	2007	2006	2007

Cash Flows From Operating Activities:
Net (Loss)	$ (18,988)	$ (11,311)	$ (128,531)
Adjustments to reconcile net loss to net cash
used in operating activities:
Stock issued for services	-	-	46,044
Changes in assets and liabilities:
Increase(decrease) in accounts receivable	707	(2,892)	-
Increase in inventory	32,628	-	-
Increase in accrued liabilities	202	-	5,781
Increase in deferred revenue	-	7,752	-
Increase in customer deposits	(18,760)	-	-
Total adjustments	14,777	4,860	51,825
Net Cash Used in Operating Activities	(4,211)	(6,451)	(76,706)

Cash Flow From Financing Activities:
Issuance of Common Stock	-	-	81,020
Loan from shareholder	-	-	1,523
Repayment of loan from shareholder	(1,523)	-	(1,523)
Net Cash Provided By Financing Activities	(1,523)	-	81,020

Increase (Decrease) in Cash	(5,734)	(6,451)	4,314

Cash and Cash Equivalents - Beginning of period	10,048	43,099	-

Cash and Cash Equivalents - End of period	$ 4,314	$ 36,648	$ 4,314

Supplemental Cash Flow Information:
Interest paid	$ -	$ -	$ -
Taxes paid	$ -	$ -	$ -

See accountants’ review report and accompanying notes to the financial statements.

INTERNET ACQUISITION GROUP, INC.

(A DEVELOPMENTAL STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

Note 1 – Presentation of Interim Information

In the opinion of the management of Internet Acquisition Group, Inc., the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of June 30, 2007, and the results of operations for the three months and six months ended June 30, 2007 and 2006, and cash flows for the six months ended June 30, 2007 and 2006.  Interim results are not necessarily indicative of results for a full year.

The financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Company’s audited financial statements and notes for the fiscal year ended December 31, 2006.

Note 2 – Organization and summary of significant accounting principles

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

The Company has not commenced significant operations and, in accordance with SFAS No. 7, the Company is considered a development stage company.

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

INTERNET ACQUISITION GROUP, INC.

(A DEVELOPMENTAL STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

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

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2007. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, accounts payable and notes payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

INTERNET ACQUISITION GROUP, INC.

(A DEVELOPMENTAL STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

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

Note 3 – Going concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As noted above, the Company is in the development stage and, accordingly, has generated limited revenues from operations. Since its inception, the Company has been engaged substantially in financing activities and developing its product line, setting up its e-commerce website, and incurring substantial costs and expenses. As a result, the Company incurred accumulated net losses from January 16, 2004 (inception) through the period ended June 30, 2007 of $128,531. In addition, the Company’s development activities since inception have been financially sustained through equity financing.

The ability of the Company to continue as a going concern is dependent upon its ability to raise additional capital from the sale of common stock and, ultimately, the achievement of significant operating revenues. The accompanying financial statements do not include any adjustments that might be required should the Company be unable to recover the value of its assets or satisfy its liabilities.

Note 4 – Income taxes

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

Deferred tax assets:
Net operating loss carryforwards	$128,531
Valuation allowance for deferred tax assets	(128,531)
Net deferred tax assets	$ -0-

INTERNET ACQUISITION GROUP, INC.

(A DEVELOPMENTAL STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. As of June 30, 2007, the Company had net operating loss carryforwards of $128,531 for federal income tax purposes. Utilization of the net operating loss may be subject to substantial annual limitations due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. The annual limitation could result in the expiration of the net operating loss before utilization.

Note 5 – Stockholders’ equity

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

From February to March 2004, the Company completed a private placement that was offered without registration under the Securities Act of 1933, as amended (The” Act”), in reliance upon the exemption from registration afforded by sections 4(2) and 3(b) of the Securities Act and Regulation D promulgated there-under. The Company sold 23,920,000 shares of its common stock for a total amount raised of $81,020.

During the current six months ended June 30, 2007, the company had no new stock transactions.

Note 6 – Warrants and options

There are no warrants or options outstanding to acquire any additional shares of common stock.

Note 7 – Related party transactions

Amounts due to the Company’s chief executive officer totaled approximately $1,523 at December 31, 2006.  These amounts primarily represent loans to pay company telephone and fax expenses.  The Company paid these amounts back to its chief executive officer during the six months ended June 30, 2007.

Note 8 – Commitments and contingent liabilities

Legal matters - The Company is occasionally party to litigation or threat of litigation arising in the normal course of business.  Management, after consultation with legal counsel, does not

INTERNET ACQUISITION GROUP, INC.

(A DEVELOPMENTAL STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

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

•

ability to adapt to a change in control;

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

Item 2. Management’s Discussion and Analysis

OVERVIEW AND OUTLOOK

The original plan of operation was to acquire existing internet based businesses and achieve economies of scale and develop cross-marketing opportunities between these businesses. The business plan was revised to focus on developing internet based businesses following a failed acquisition.

During the six months ended June 30, 2007, IAG has operated as a professional services business specializing in the purchasing and management of electronic goods and software for our clients.  Clients determine what their organizations need to keep their businesses functioning and then we would oversee the process of acquiring goods and services by asking for proposals, consulting with suppliers, and reviewing price quotations. Once we gathered this information, we set contract terms and conditions, and awarded contracts to specific vendors. We then set delivery schedules, tracked progress and contacted clients and suppliers to correct any potential problems.

In addition to the purchasing and management of services, IAG strived to provide the lowest costs possible to our clients. We worked to establish relationships with national vendors of goods and services in order to negotiate discounts below their regular retail prices. Additionally, depending upon the vendor and the items being purchased, we also worked to negotiate free or reduced rate shipping and handling and then pass a portion of those discounts on to our clients.

CURRENT OPERATIONS

During the six months ended June 30, 2007, IAG focused on growing the purchasing management business by combining cost efficient marketing techniques coupled with word of mouth referrals.  Initially, IAG focused its attention on the purchasing and management of electronic goods and software specific to our clients’ needs.  IAG became an authorized reseller of Dell products, thereby having the ability to purchase computer and network hardware and software at reseller pricing and then were able to resell these products to its clients.  IAG believed this line of business would produce higher gross revenues than under its previous business plan.  IAG established a website to promote the purchasing management business (www.iagcompany.com).   The website offers information about the services provided by IAG and provides various methods to contact IAG to obtain a quote for a product that is needed.

On June 29, 2007, Matt Lettau, our sole officer and director, entered into a stock purchase agreement with Dr. Huakang Zhou whereby Mr. Lettau agreed to sell 41,270,000 shares of his IAG shares of common stock to Dr. Zhou in a private transaction.  The 41,270,000 shares of IAG represented approximately 59% of the issued and outstanding shares.  Subsequent to the quarter ended June 30, 2007, a restated Share Purchase Agreement was entered into with Dr. Zhou, Mr. Lettau and the Company whereby Mr. Lettau agreed to continue to serve as IAG’s sole officer for at least three months and the shares were transferred into the name of Dr. Zhou.

A copy of both share purchase agreements and additional information regarding the transaction were filed on Form 8-K on August 2, 2007.

Mr. Zhou has expressed his intentions to complete a reverse acquisition with a private Chinese company in which Dr. Zhou is the president as a result of gaining a majority control of the company.  As of the time of this filing, no definitive agreements have been entered into.

Results of Operations for the six months ended June 30, 2007.

During the six months ended June 30, 2007, IAG was still in the early stage of developing its new line of business.  IAG had minimal revenues from its purchasing management business.  Revenues for the three months ended June 30, 2007 were $24,270 and revenues for the six months ended June 30, 2007 were $37,808 compared to $0 in both periods of 2006.  IAG anticipated continued growth in revenues as a result of the new business focus but as a result of the change in control and if a reverse acquisition occurs it is very likely our business focus may change again, which may or may not produce additional revenues.  At this point in time, IAG can not guarantee any future significant revenues.   Therefore, the operations reflected for the quarter and six months ended June 30, 2007 may not be indicative of future operations.

Operation Plan

Prior to Dr. Zhou gaining a controlling interest in the Company we planned to continue locating additional clients that needed purchasing and management of electronic goods and software.  IAG has the ability to purchase computer and network hardware and software at reseller pricing and then resale these items to our clients.  Our activities have been limited to determining our clients’ needs, locating specific computer products while trying to provide competitive prices. Consequently, we have incurred the expenses of a start-up.

As a result of the change in control, IAG has discontinued its professional purchasing management services and does not anticipate generating further revenues of any significance from this line of business.  IAG intends to focus on negotiating a reverse acquisition. There can be no assurances that it will be able to consummate a reverse acquisition or that it will be successful in integrating a new line of business.

 IAG’s future financial results will depend primarily on: (i) the ability to continue to locate a reverse acquisition candidate; (ii) the ability to execute a definitive acquisition agreement and (iii) the ability to fully implement a development program, which is dependent on the availability of capital resources. There can be no assurance that IAG will be successful in any of these respects, or that IAG will be able to obtain additional funding to increase its current capital resources.

Satisfaction of our cash obligations for the next 12 months.

Initially we capitalized our company with $81,020 from a private placement.  As a result of the Restated Share Purchase Agreement being executed subsequent to the quarter ended June

30, 2007, IAG is responsible for Mr. Lettau’s salary of $3,000 for at least three months.  Additionally, IAG expects to incur legal and accounting expenses during the next twelve months as it seeks a possible reverse acquisition candidate.

IAG does not believe it has sufficient funds to meets its capital requirements for the next twelve months.  Our future operations are dependent upon our ability to attract third party financing or advancement of funds from Dr. Zhou.  Although we anticipate Dr. Zhou assisting in meeting capital requirements, there are no written arrangements or agreements in place at this time and we can not provide any assurance that such funds will materialize or on what terms such funds may be offered.

It is anticipated that future funding would be necessary; however, an exact amount is unknown at this time.  Consequently, we may be required to seek additional capital in the future to fund growth and expansion through additional equity or debt financing.

Summary of any product research and development that we will perform for the term of the plan.

We do not anticipate performing any significant product research and development under our plan of operation.  If and when a reverse acquisition occurs, we may need experience research and development costs but at this time can not predict what those might be.

Expected purchase or sale of plant and significant equipment.

We do not anticipate the purchase or sale of any plant or significant equipment; as such items are not required by us at this time.  If and when a reverse acquisition occurs, additional plant or equipment may be necessary but we are unable to predict what items would be necessary at this point in time.

Significant changes in number of employees.

The number of employees required to operate our business is currently one part time individual.  In the event we consummate a reverse acquisition, we expect new management will be brought on and the Company may hire additional employees on an as needed basis.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, we have financed our cash flow requirements through the issuance of common stock which has resulted in our receipt of $81,020. As we expand our activities, we may continue to experience net negative cash flows from operations, pending the receipt of revenues or additional capital being raised.  We anticipate obtaining additional financing to fund operations through common stock offerings, to the extent available; or to obtain additional financing to the extent necessary to augment our working capital.  In the event we can not obtain the necessary capital to pursue our strategic plan, we may have to cease or significantly curtail our operations. As of the date of this filing, we do not have any arrangements or agreement to provide for future financing.  As mentioned above, we expect that Dr. Zhou may advance funds to the Company to cover cash requirements in the short term but there are no written arrangements at this point in time and we can provide no assurance that Dr. Zhou will provide future funding.

The following table summarizes total current assets, liabilities and working capital at June 30, 2007 compared to December 31, 2006.

	June 30, 2007	December 31, 2006	Increase / (Decrease)
			$	%

Current Assets	$ 4,314	$ 43,383	$ (39,069)	(90%)

Current Liabilities	$ 5,781	$ 25,862	$ (20,081)	(77%)

Working Capital (Deficit)	$ (1,467)	$ 17,521	$ (18,988)	(108%)

We anticipate that we will incur operating losses in the next twelve months. Our lack of operating history makes predictions of future operating results difficult to ascertain. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets.  To address these risks, we must, among other things, implement and successfully execute our business plan and marketing strategy, locate a possible merger acquisition candidate, respond to competitive developments, and attract, retain and motivate qualified personnel. There can be no assurance that we will be successful in addressing such risks, and the failure to do so can have a material adverse effect on our business prospects, financial condition and results of operations.

Going Concern

The accompanying financial statements have been prepared assuming that IAG will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business.  As noted, IAG is in the development stage and, accordingly, has generated limited revenues from operations.  Since its inception, IAG has been engaged substantially in financing activities and developing its product line, setting up its e-commerce website, and incurring substantial cost and expenses.  As a result, IAG incurred accumulated net losses from January 16, 2004 (inception) through the period ended June 30, 2007 of $128,531.  In addition, IAG’s development activities since inception have been financially sustained through equity financing.

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

Our prospects are subject to the risks and expenses encountered by start-up companies establishing a business.  Our limited operating history makes it difficult or impossible to predict future results of our operations. We may not establish a clientele that will make us profitable, which might result in the loss of some or all of your investment in our common stock.

One should consider our prospects in light of the risks and difficulties frequently encountered by early stage companies in the rapidly evolving online commerce market. These risks include, but are not limited to, an unpredictable business environment, the difficulty of managing growth and the use of our business model. To address these risks, we must, among other things:

•

identify an acquisition candidate;

•

establish a customer base;

•

enhance our name recognition;

•

expand our service offerings to clients;

•

access sufficient product inventory and vendors to fulfill our customers’ orders;

•

successfully implement our business and marketing strategy;

•

provide superior customer service and order processing; and

•

attract and retain qualified personnel.

Since inception we have been significantly dependent on Matt Lettau, our sole officer and director, who has limited experience in running a business such as ours.  Subsequent to the quarter ended June 30, 2006, Mr. Lettau sold his controlling interest but has agreed to remain as the sole officer and director until October 2007.

Our business plan has been significantly dependent upon the abilities and continued participation of Matt Lettau, our sole officer and director.  As a result of the recent change in control and the expectation of possible acquisition, we anticipate new management and a change in the board of directors is probable.  Mr. Lettau will remain as the sole officer and director until October 2007 but following that we can not provide any assurance on who will replace Mr. Lettau.  In the event we are unable to locate or employ new personnel, we may be required to cease our current business pursuits, which could result in the loss of one’s investment.

Our limited resources may prevent us from retaining key employees or inhibit our ability to hire and train a sufficient number of qualified management, professional, technical and regulatory personnel.

Our success may also depend on our ability to attract and retain other qualified management and personnel.  Currently, we only have one part-time person that is required to perform various roles and duties as a result of our limited financial resources.  We intend to use the services of independent consultants and contractors to perform various professional services, when appropriate to help conserve our capital.  However, if and when we determine to acquire additional personnel, we will compete for such persons with other companies and other organizations, some of which have substantially greater capital resources than we do.  We cannot give you any assurance that we will be successful in recruiting or retaining personnel of the requisite caliber or in adequate numbers to enable us to conduct our business.

As a result of the recent share purchase agreement between Mr. Lettau and Dr. Zhou, IAG has a new controlling interest, which may affect the direction of the Company’s operations.

Dr. Zhou purchased approximately 59% of the Company’s outstanding common stock.  As a result Dr. Zhou owns a controlling interest in our voting common stock and investors may not have an effective voice in the Company’s management.  This could result in decisions adverse to the other stockholders.  Dr. Zhou will have the ability to control all matters submitted to the stockholders for approval including: (i) election of the board of directors, (ii) removal of any of the board of directors, (iii) amendment to IAG’s Articles of Incorporation, (iv) adoption of measures that could delay or prevent a change in control, a merger, takeover or other business combination, as well as (iv) allow for the adoption of measures initiating a change in control, a merger, takeover, or other business combination.  Dr. Zhou’s controlling interest may discourage a potential acquirer from making a tender offer or may affect our ability to locate an acquisition candidate.

We have incurred losses since our inception and expect to continue to incur losses for the foreseeable future.

We have operated since our inception as internet retail provider and have accordingly incurred losses from operations.  For the year ended December 31, 2006 and from the date of inception of January 14, 2004 to June 30, 2007 we have sustained net losses of $33,250 and $128,531, respectively.  We are in need of additional capital to continue our operations and may be dependent on the proceeds of private placements of securities to satisfy working capital requirements.  We will continue to be dependent upon the proceeds of future offerings or public offerings to fund continued development and implementation of our business plan and short-term working capital requirements.  There  can  be  no  assurance  that  we  will  be  able  to  raise the necessary  capital to continue operations.

Risk Factors Relating to Our Common Stock

Our common stock is deemed a low-priced “Penny” stock which could make it cumbersome for brokers and dealers to trade in our common stock, making the market for our common stock less liquid and negatively affect the price of our stock.

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

            Companies trading on the OTC Bulletin Board must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTC Bulletin Board.  More specifically, NASD has enacted Rule 6530, which determines eligibility of issuers quoted on the OTC Bulletin Board by requiring an issuer to be current in its filings with the Commission.  We are required to abide by Rule 6530(e), which states if a company files their reports late with the Commission three times in a two-year period or their securities are removed from the OTC Bulletin Board for failure to timely file twice in a two-year period then the company will be ineligible for quotation on the OTC Bulletin Board.  As a result, the market liquidity for securities could be severely adversely affected by limiting the ability of broker-dealers to sell securities and the ability of stockholders to sell their securities in the secondary market.

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

There were no new issuances of stock during the second quarter of 2007.

Item 3.

 Defaults Upon Senior Securities

None.

Item 4.

 Submission of Matters to a Vote of Security Holders

None.

Item 5.

 Other Information

None.

Item 6.  Exhibits

Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
3.1(i)	Articles of Incorporation		SB-2		3.1(i)	02/02/04
3.1(ii)	Bylaws of the Internet Acquisition Group. Inc.		SB-2		3.1(ii)	02/02/04
10.1	Stock Purchase Agreement		8-K		10.1	08/02/07
10.2	Amended Stock Purchase Agreement		8-K		10.2	08/02/07
31	Certification of Matt Lettau pursuant to Section 302 of the Sarbanes-Oxley Act	X
32	Certification of Matt Lettau pursuant to Section 906 of the Sarbanes-Oxley Act	X

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNET ACQUISITION GROUP, INC.

(Registrant)

By:

Matt Lettau, Chief Executive Officer

(On behalf of the Registrant and as Principal Financial

Officer)

Date: August 14, 2007

EXHIBIT 31

CERTIFICATION

I, Matt Lettau, certify that:

1.

I have reviewed this report on Form 10-QSB of Internet Acquisition Group, Inc.;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

(a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)

Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c)

Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the small business issuer’s most recent fiscal quarter (the small business issuer’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer’s internal control over financial reporting; and

5.

I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer’s auditors of the small business issuer’s board of directors (or persons performing the equivalent functions):

(a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer’s ability to record, process, summarize and report financial information; and

(b)

Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer’s internal control over financial reporting.

Date:

August 14, 2007

____________________________

Matt Lettau

Chief Executive Officer and Principal Accounting Officer

Exhibit 32

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Internet Acquisition Group, Inc. (the “Company”) on Form 10-QSB for the quarter ended June 30, 2007 as filed with the Securities and Exchange Commission on or about the date hereof (“Report”), the undersigned, in the capacities and on the date indicated below, hereby certifies pursuant 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

1.

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

________________________________

Matt Lettau

Chief Executive Officer

Principal Accounting Officer

August 14, 2007