Form 10KSB
period 2007-09-30
INTERNET ACQUISITION GROUP INC
filed 2008-02-14
CIK 1291047

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB
☐ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2007
☒ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________________ to  ________________

Commission file number 000-52080
INTERNET ACQUISITION GROUP, INC.
(Exact name of small business issuer as specified in its charter)
California	20-0624181
(State or other jurisdiction of incorporation or organization)	(I.R.S Employer Identification No.)
c/o American Union Securities
100 Wall St. 15th Floor	10005
(Address of principal executive offices)	(Zip Code)
(212) 232-0120
(Issuer’s telephone number)
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
Yes ☐ No ☒
The issuer's revenues for the fiscal year ended September 30, 2007: $0.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and ask price, as of February 14, 2008 was $800,000 based on a share value of $0.008.
The number of shares of Common Stock, $0.001 par value, outstanding on February 14, 2008 was 100,000,000 shares.
Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

FORWARD-LOOKING STATEMENTS
In addition to historical information, this Transition Report for the year ended September 30, 2007 contains forward-looking statements, which are generally identifiable by use of the words “believes,” “expects,” “intends,” “anticipates,” “plans to,” “estimates,” “projects,” or similar expressions. These forward-looking statements represent Management’s belief as to the future of Internet Acquisition Group, Inc.  Whether those beliefs become reality will depend on many factors that are not under Management’s control.  Many risks and uncertainties exist that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Factors That May Affect Future Results.” Readers are cautioned not to place undue reliance on these forward-looking statements. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements.
PART I
ITEM 1. DESCRIPTION OF BUSINESS

(b) Background
Internet Acquisition Group, Inc. (“IAG”) was a development stage company incorporated in the State of California in January of 2004. The original concept of the company was to acquire existing Internet based businesses (hence the word “Acquisition” in the company name) and achieve economies of scale and develop cross-marketing opportunities between these businesses.
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
IAG then launched a new professional services business specializing in professional purchasing management for clients. Initially, IAG has focused its attention on the purchasing and management of electronic goods and software specific to our clients’ needs.

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

On September 27, 2007, the Company, China Renyuan International, Inc. a Delaware corporation (“CRI”), and the shareholders of CRI entered into a Share Exchange and Reorganization Agreement (the “Exchange Agreement”) by which the former CRI shareholders (the “Former CRI Shareholders”) received shares of the Company in exchange for transferring to the Company all the outstanding shares of CRI’s capital stock. Pursuant to this transaction (the “Reverse Acquisition”), the Former CRI Shareholders received control of the Company and CRI became the Company’s wholly-owned subsidiary.  Dr. Huakang Zhou, CRI’s President and our majority shareholder, assisted in facilitating the transaction.,  CRI’s principal asset is its wholly-owned subsidiary, Renyuan Bio-Chemicy Co. (“Renyuan Bio-Chemicy”) a limited liability company organized in 2001 in the People’s Republic of China (“China” or the “PRC”).   In July 2007 and prior to the Exchange Transaction,  Mr. Chaozhong Ren, who is currently an officer, director and major shareholder of the Company,  transferred Renyuan Bio-Chemicy to CRI in return for receiving a note and a majority of CRI’s outstanding common stock.  In this transaction, CRI acquired 100% of the outstanding capital stock of Renyuan Bio-Chemicy in return for issuing a note payable to Mr. Ren for RMB 2,080,000 (approximately $277,333 USD) and issuing to Mr. Ren and his designees approximately 25,756 shares of the outstanding 30,000 shares. The terms of the non-interest bearing note payable were for repayment within a one-year period. Mr. Ren subsequently forgave this note on September 30, 2007.

(b) Our Business

Overview

Our business is principally that of our wholly-owned subsidiary, Renyuan Bio-Chemicy. Renyuan Bio-Chemicy is a high-technology biochemical enterprise located in the Jizhou City High & New Tech Industrial Zone of Hebei Province near Beijing.  Renyuan’s  business is the research, production and management of chemicals, bio-pharma and pharmaceutical intermediates, however Renyuan’s ability to produce any products or conduct any research unless we are able to raise additional funds.

Principal products and their markets

At the present time, Renyuan Bio-Chemicy is not producing any products and cannot provide any assurance that it will produce products in the future..  Formerly, its principal products were D-Hydroxyphenlyglycine, an intermediate products used by pharmaceutical companies, and DL-Serine, another pharmaceutical intermediate.  Both products can be produced using current production lines and equipment.  The company has also developed the capability to produce D-phenylalanine, an amino acid used in pharmaceuticals and foods.

Renyuan’s D-Hydroxyphenlyglycin (or D-PHG) is produced with a non-proprietary advanced one-step enzymatic technology as opposed to the more traditional optical resolution method.  Its plant was put into production in 2002 to produce high purity, high quality, and low cost D-PHG with low environmental impact.  D-PHG is an intermediate used in manufacturing amoxicillin and cefadroxil.

The D-PHG plant was designed to allow the production of up to 1,500 tons  of D-PHG per year, but a significant design flaw limited  actual production capacity to only approximately only 720-750 tons per year.  With the reduced capacity, the cost of production was considerably higher than expected.  Despite these unforeseen difficulties, Renyuan’s management continued producing into 2003.  At that time the SARS epidemic swept China, and local governments closed inbound traffic to try to prevent the spread of the disease.  Renyuan’s locality was affected for approximately three months, during which time the company depleted its inventory of principal ingredient Benzene hydantoin and could not resupply.

In July 2003, Renyuan Bio-Chemicy recommenced production of D-PHG, but a joint directive issued by the State Reform and Development Commission and the State Drug Administration in October 2003 eventually made it impossible to continue manufacturing. Therefore, the Company was limited in 2005 and 2006 to selling the products it held in inventory which were manufactured prior to October 2003. The directive set price caps on antibiotics following reports that certain pharmaceutical companies reaped windfall profits sales of antibiotics during the SARS epidemic despite the fact that Amoxycillin is not effective against SARS and that its price had not risen abnormally.  Nevertheless, the directive provided for a 30% cut of the price of Amoxycillin and certain other antibiotics.  As a result, the 30% price cut made it unprofitable to produce the product.  The company discontinued production and has not resumed production. However, with some technical adjustment and investment, the D-PHG plant can be redeployed to produce DL-Serine or vitamin B-2 (riboflavin).  At the present time we lack sufficient funds to make the switch, but we intend to do so if and when we can secure needed funds.  At this time we cannot provide any meaningful estimates as to the time and expenses needed to redeploy the D-PHG plant for the production of DL-Serine or vitamin B-2 and we cannot provide any assurances that we will be able to make such redeployment.

Renyuan’s second product, DL-Serine is a synthetic amino acid that has applications in pharmaceutical and food fields.  Related compounds of DL-Serine can be converted to L-ser, D-ser, and after hydrolysis, 3-Chloroalanine.  The latter is used in treatments for tuberculosis and also to make agents for foods, nutritional supplements, and animal fodder.  Because of special moisture properties, it can be used in cosmetics to improve skin elasticity.  DL-Serine is in short supply within China and throughout the world.  Renyuan has the capacity to produce 24 tons of DL-Serine per year.  As it did for D-PHG, the company gradually wound down and then ceased production of DL-Serine due to a shortage of working capital following the disruption caused by the SARS epidemic.  But in contrast to D-PHG, we plan to be able to produce DL-Serine going forward, and intend to resume production if and when we have the working capital to do so.

Renyuan plans to develop the capability to produce D-phenylalanine, an amino acid used in pharmaceuticals and foods.  It is an ingredient in a treatment for diabetes, and is also used to make medicines that treat tumors and obesity.  The company’s believes its enzymatic synthesis production technology for D-phenylalanine is superior to traditional chemical synthesis methods in terms of efficiency and cost.  Because of the shortage of funds discussed in connection with D-PHG and DL-Serine above, the company is currently delayed in its effort to commercialize its D-phenylalanine production process.  We cannot provide any assurance that we will ever be able to successfully commercialize this process. Nor, at this time, are we able to provide any meaningful estimates as to the time and expenses needed to commercialize this process.

Distribution methods of the products

Formerly when Renyuan was in full production and actively promoting its products, it used a variety of methods to market and distribute them.  These included direct sales by its internal sales force, Internet sales, and active participation in various trade shows and events within China.  If and when we are able to resume production, we intend to utilize similar means as our financial resources may allow..

Competition

In selling D- Hydroxyphenlyglycine, Renyuan’s two biggest competitors were two other Chinese manufacturers of pharmaceutical intermediate products, Zhejiang Puluo Medical Sci-Tech Co. Ltd. and Shijiazhuang Hongyuan Chemical Engineering Corporation. Zhejiang TX Pharmaceutical Company is the principal competitor in the DL-Serine market.  When Renyuan enters the D-phenylalanine market, substantial competitors include Shandong Aocter Chemical Co., Ltd., and Anhui Horae New Technology Development Co., Ltd.

In general, these companies are larger, better established and generally have greater financial, production and marketing resources then Renyuan has. These companies also have achieved some considerable market share in the sale of their respective products already.  The company believes that competition in the sale of fine chemical intermediates is on the basis of cost, quality, timely delivery, and customer service.  For Renyuan to re-enter the market for DL-Serine or begin sales of D-phenylalanine, it will endeavor to re-establish relationships with former customers and win over new ones by producing excellent quality and selling it at competitive prices.  It will also rely on its strategic location in Hebei Province, near national transportation links and within easy distance of Beijing, to help it manage raid deliveries and superior customer service in the key capital region.  Renyuan intends to resume a meaningful sales and marketing effort if and when production begins again.

Major customers

As we currently are not producing any products, we have no current customers. Renyuan’s former main customers which accounted for revenue generated in 2005 and 2006 for D-Hydroxyphenlyglycine were Shanghai Huade Chemical Co. Ltd., and Zibo Shunjing Fine Chemicals Inc.  Sales of D-Hydroxyphenlyglycine to Shanghai Huade in 2005-06 was RMB 365,400 (approximately $48,700), or roughly 95% of the total. Our sales to Zibo Shunjing were RMB 16,000 (approximately $2,130), or roughly 5%.  The main customers for DL-Serine were Hubei Gongan Xinyuan Inc., Yangzhou Baosheng Bioengineering Co. Ltd., Runfeng Industry & Trade Co., Luotian Hengxingyuan Chemical Inc., and Wuhan Yanhuang Chemical Inc. Sales of DL-Serine in 2005-06 to the largest two customers, Hubei Gongan Xinyuan and Yangzhou Baosheng 2005-06 amounted to RMB 287,200 (approximately $38,300), or 46.8% of total DL-Serine sales, and RMB 214,200 (approximately $28,560), or 34.90%, respectively.  Because production in the 2005-06 period was considerably reduced, sales in the period included inventory reduction to a significant degree.

Sources and availability of raw materials and the names of principal suppliers

The principal raw material necessary for the production of D- Hydroxyphenlyglycine is DL-P-hydroxyphenyl hydantoin, for the production of which Renyuan provided in its original plant design.  DL-P-hydroxyphenyl hydantoin is synthesized from benzene hydantoin.  However, problems with the DL-P-hydroxyphenyl hydantoin line forced the company to abandon production of this intermediate from the more basic input and buy it from other sources instead.  When Renyuan was producing D-PHG, its suppliers for DL-P-hydroxyphenyl hydantoin were Zhejiang Taizhou Sanhua Chemical Company, Shanxi Huayang Chemical Staining Co. Ltd., and Xinji Taida Petrochemical Corporation, in respective proportions of 50%, 30% and 20%.  Other raw materials used in the production of D- Hydroxyphenlyglycine are corn syrup and liquid sugar, which are widely available from a variety of sources.  The principal raw material necessary for the production of DL-Serine is ammonium chloride, which Renyuan secured from Nanjing Tiancheng Bio-chemical Co. Ltd.  This material is widely available, and inexpensive.  D-phenylalanine is bio-catalysed from other amino acids, which are available from a number of national and international sources.  Like many commodities, chemical raw materials are subject to price changes according to supply and demand.

Intellectual Property

We do not hold any trademarks or patents. Our production methods are, to our knowledge, not protected by patents.

Government Approvals for Products

We have already obtained the relevant business licenses and permits necessary for our operations in China from the Hebei Provincial Commerce Department.

Effect of Government Regulations

Currently, the Chinese government is not imposing regulations or conditions that prevent the company from carrying out its former chemicals business.  However, government regulations in the China can and sometimes do impose a material adverse impact on the chemical and pharmaceutical business.  During the SARS epidemic of 2003, the local government effectively locked down Renyuan’s locality and made shipment in and out of our plant problematic.  Immediately after the outbreak, government price controls on Amoxycillin removed the profit from manufacture of the antibiotic and therefore made it unprofitable for us to produce D-Hydroxyphenlyglycine for drug makers.  No such price controls currently are currently in place, but we cannot foreclose the possibility that such price controls may be imposed again in the future.

Research and Development Expenses.

During the fiscal year ended September 30, 2007 and 2006, we have not made any expenditure on research development activities.  Because of our declining sales following the SARS emergency, we conserved or financial resources by cutting spending on research and development activities.

Costs and Effects of Compliance with Environmental Laws

The Company invested approximately RMB 600,000 (approximately $80,000) in a 1,200 square meter sewage treatment system in addition to sewage and wastewater treatment facilities provided by the managers of the industrial zone in which Renyuan’s plant is situated.  The extra investment was undertaken because the company’s original process included the synthesis of DL-P-hydroxyphenyl hydantoin from benzene hydantoin as an input for D-PHG.  This process is somewhat polluting, which is why the company invested in systems to treat the effluent. However, when the company ceased carrying out this intermediate operation and began buying all its DL-P-hydroxyphenyl hydantoin instead, it also substantially decreased its pollution.  The manufacturing processes that the company has pursued most recently and intends to engage in prospectively are not highly polluting. Its emissions of inorganic salts in waste water conform to national pollution standards and do not affect the local environment adversely.

Employees

Renyuan currently has 22 full-time paid employees, including two officers, six administrative staff members, and eight R&D staff members. More than 80% of the Company’s employees possess at least a junior college degree. Two employees have a PhD degree, and three have Master’s degrees. Our management believes that our staffing levels are adequate for the moment and no significant changes are envisioned. Despite not being to manufacture any new products due the government restrictions listed above, the Company still employs laborers and staff for the maintenance of facilities.

ITEM 2. DESCRIPTION OF PROPERTY
Our offices in the United States are currently located at 100 Wall Street c/o American Union Securities New York, NY 10005. American Union Securities serves as the Company’s agent and does not receive any remuneration for the use of its property. In the near future we do not anticipate requiring additional office space and additional personnel in the United States.

Our subsidiary, Renyuan Bio-Chemicy, has facilities in China, located in Jizhou City High & New Technology Industrial Zone of the Hebei Province near Beijing.  The total area of the Renyuan Bio-Chemicy’s premises is 24,000 square meters, including 12,000 square meters of physical plant.  Land use rights for the property used by the company were awarded until October 2051.  This form of land tenure is the norm in China, and is roughly comparable to a leasehold interest under our system of land tenure.  These facilities are close to major road and rail lines, and served by dedicated power lines from the local substation and steam pipelines provided by the local thermal power plant.  Water is drawn from three wells, one of which is at a depth of 400 meters, and benefits from available sewage treatment facilities, some of which the company has developed itself.

ITEM 3. LEGAL PROCEEDINGS
None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Not applicable.
ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
(a) Market Information
IAG’s Stock was approved for trading on the National Association of Security Dealers’ over-the-counter bulletin board market (OTC:BB) under the symbol IAGR on January 8, 2007. Prior to that there was no public market for our securities.  The closing sales price of our common stock on September 29, 2007, the last business day of the transition period ending September 30, 2007 was $0.10 per share.

The following table indicates quarterly high and low price per share for our common stock during the fiscal year ended September 30 2007 and the fiscal year ended December 31, 2006. These prices represent quotations among dealers without adjustments for retail mark-ups, markdowns or commissions, and may not represent actual transactions. The market for our shares has been sporadic and at times very limited.

	Bid
Quarter ending	High	Low
March 31, 2006	n/a	n/a
June 30, 2006	n/a	n/a
September 30, 2006	n/a	n/a
December 31, 2006	n/a	n/a
March 31, 2007	$0.35	$0.04
June 30, 2007	$0.07	$0.012
September 30, 2007	$0.03	$0.0171

(b) Holders of Common Stock

As of February 14, 2008 there were approximately 100,000,000 outstanding shares of IAG’s Common Stock and approximately 84 stockholders of record.   This figure does not include beneficial owners of common stock held in nominee or street name, as we cannot accurately estimate the number of these beneficial owners.

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

(d) Securities Authorized for Issuance Under Equity Compensation Plans

We do not have any securities authorized for issuance under any equity compensation plans.

(e) Sale of Unregistered Securities

Pursuant to the Exchange Agreement executed on September 27, 2007, we committed to issue an aggregate total of 6,926,399,370 shares of common stock to the eight Former CRI Shareholders in compensation for receiving from them all of the outstanding shares of CRI.  The Former CRI Shareholders were issued 30,036,370 shares (the “Initial Purchase Price Shares”) on September 27, 2007 and the remaining 6,896,363,000  shares (the “Remaining Purchase Price Shares are to be issued when the Company has sufficient shares of authorized unissued shares to effect such issuance.  As all of the Former CRI Shareholders are accredited investors, we believe the issuance of these shares is exempt from registration pursuant to Regulation D and Section 4(2) of the Securities Act of 1933, as amended.  Other then the sale of these shares to the Former CRI Shareholders, we have not sold any unregistered securities during the period completed September 30, 2007.

ITEM 6.  MANAGEMENT’S DISCUSSION AND ANALYSIS
The following presentation of Management's Discussion and Analysis has been prepared by internal management and should be read in conjunction with the financial statements and notes thereto included in Item 7 of this Transition Report on Form 10-KSB. Except for the historical information contained herein, the discussion in this report contains certain forward-looking statements that involve risks and uncertainties, such as statements of our business plans, objectives, expectations and intentions as of the date of this filing. The cautionary statements about reliance on forward-looking statements made earlier in this document should be given serious consideration with respect to all forward-looking statements wherever they appear in this report, notwithstanding that the "safe harbor" protections available to some publicly reporting companies under applicable federal securities law do not apply to us as an issuer of penny stocks. Our actual results could differ materially from those discussed here.

The following discussion relates solely to the operations of our operating subsidiary, Renyuan Bio-Chemicy, and not to CRI or our former discontinued businesses of developing Internet based businesses and providing professional purchasing management.

Prior to September 27, 2007, our fiscal years ended on December 31. On September 27, 2007, we changed for fiscal year end to September 30, to coincide with the fiscal year end of our operating subsidiary , Renyuan Bio-Chemicy which we acquired on that date.

RESULTS OF OPERATIONS

Year Ended September 30, 2007 compared to Year Ended September  30, 2006

Our level of operations decreased considerably during our fiscal year ending September 30, 2007.   In the year ended September 30, 2007 we had no revenues compared to the Year ended September 30, 2006 when our net sales totaled $81,207.  The primary reason for the lack in revenue was the lack of operating capital to manufacture our products.

Due to the joint directive issued by the State Reform and Development Commission and the State Drug Administration in October of 2003, we have been forced to discontinue the manufacture of our previous products which include D-PHG and DL-Serine. The primary cause of the stoppage in manufacture was due to the fact that the government saw a need to tightly regulate the sale of pharmaceutical intermediates in response to the chaos in the marketplace caused by the introduction of products for the SARS epidemic.

In fiscal year 2006, we merely sold the remaining inventory.

Our selling, general and administrative expenses nonetheless has increased from $453,021 in the Year ended September 30, 2006 to $583,419 in the Year ended September 30, 2007.  The primary reasons for the increase were:

•	increased administrative salaries in fiscal year 2007, as we developed a staff capable of managing our company in light of the new government regulations.

•	expenses incurred during the process of merger acquisition with Renyuan Bio-Chemicy Co.

We expect that in the next two years our selling, general and administrative expense will remain at its fiscal 2007 level or higher, as we will incur the expenses attributable to being a U.S. public company and as we continue to expand the focus of our business operations, necessitating a staff of skilled administrators.

  LIQUIDITY AND CAPITAL RESOURCES

 During fiscal year 2007, the operations of Renyuan Bio-Chemicy Co. used $114,778 in cash, primarily due to $532,440 in net loss as compared to a total of 228,621 cash used in fiscal year 2006.

The resulting balance sheet at September  30, 2007 shows that the company with $1,838 in cash among its assets.  We do not  have adequate resources to fund our operations for the foreseeable future and we will need to raise funds going forward in order to fund our operations. Even as the government relaxes their directives on the products we used to sell, without sufficient working capital, we will not be able to resume production. Since Renyuan Bio-Chemicy was organized in February 2001, its operations have been funded primarily by capital contributions from Mr. Chaozhong Ren, who is our Vice President and who will be our majority shareholder following the issuance of the Remaining Purchase Price Shares its President and majority shareholder.  As of September 30, 2007, our liability to Mr. Chaozhong Ren was $296,850 which is payable on demand and non-interest- bearing.  We expect that Mr. Chaozhong Ren will continue to fund our working capital needs through 2008 and we will accrue a further liability due to him for such costs. However, Mr. Chaozhong Ren is under no obligation to provide us with working capital and we can offer no assurance that he will provide these funds as he could discontinue doing so at any time.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition or results of operations.

CURRENCY INFORMATION

“RMB” refers to Renminbi, the currency of the People's Republic of China. Since the Company operates primarily in the PRC, the Company's functional currency is the RMB. Revenue and expense accounts are translated at the average exchange rates during the period, and balance sheet items are translated at year-end rates.  Translation adjustments arising from the use of differing exchange rates from period to period are included as a component of stockholders' equity.  Gains and losses from foreign currency transactions are recognized in current operations.

RISK FACTORS
 You should carefully consider the risks described below before making an investment decision. The risks described below are not the only ones facing our company. Additional risks not presently known to us or that we currently believe are immaterial may also impair our business operations. Our business could be harmed by any of these risks. The trading price of our common stock could decline due to any of these risks and you may lose all or part of your investment. In assessing these risks, you should also refer to the other information contained in this prospectus, including our consolidated financial statements and related notes.

Risks Related to Our Securities

Our auditor has expressed substantial doubt as to our ability to continue as a going concern. An inability to continue as a going concern would likely lead to a loss of your entire investment.

Our independent certified public accountant's report on our financial statements for the fiscal years ended September 30, 2006 and 2007 contains an explanatory paragraph indicating that we have suffered net losses during the past two years, and as of September 30, 2007, our liabilities exceeded our current assets. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Products Risks
Although our operating subsidiary, Renyuan Bio-Chemicy  commenced operations in 2001, we have never achieved profitability.  We may never reach profitability due to our possible inability to compete with competitors, our possible failure to generate sufficient revenues from sales of our products, our possible inability to expand our internal financial, administrative and product development systems to accommodate our potential growth, and our possible inability to retain and qualified personnel. There can be no assurance that we will be successful in addressing such risks.

We have incurred losses in the past and expect to continue to incur losses, which could be significant and impact the value of our stock.

As of September 30, 2007, we had an accumulated deficit of $6,404,012. We expect to derive our revenues solely from sales of our products. We will significantly increase our operating expenses related to purchasing raw materials, producing our products, and expanding our marketing operations to promote sales of our products.  To the extent such expenses precede or are not subsequently followed by increased revenues, these expenses will make us unprofitable.  Our planned expense levels will be based in part on our expectations concerning future revenue, however, we may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall.

Our management and affiliates have significant control of our business, which they could exercise against your best interest.

The eight Former CRI Shareholders currently own 59% of our outstanding shares. Following the planned issuance of the Remaining Purchase Price Shares, the Former CRI Shareholders will own in excess of 99% of our outstanding shares.  Our President, Mr. Qingfu Ren will own approximately 75.8% following the issuance of the Remaining Purchase Price Shares, giving him the ability to control all matters submitted to our shareholders for approval and to control our management and affairs. Matters that would require shareholder approval include the following:

•	election and removal of directors;
•	merger or consolidation of our company; and
•	sale of all or substantially all of our assets.

We have committed to issue additional shares of our common stock to the Former CRI Shareholders which will result in immediate and drastic dilution to the equity interests of our other shareholders.

Pursuant to the terms of the Exchange Agreement, we have issued 30,036,000 shares of our common stock (the “Initial Purchase Price Shares”) to the Former CRI Shareholders and have committed to issue an additional 6,996,363,000 shares of our common stock at such time as we have available authorized and unissued shares to do so.  The cumulative effect of such issuances will likely result in the massive dilution of our other shareholders. Our certificate of incorporation currently authorizes the issuance of up to 100,000,000 shares of common stock, par value $.001 per share all of which are issued and outstanding. Although we have no commitments as of the date of this offering to issue our securities, we may issue a substantial number of additional shares of our common stock, to complete a business combination or to raise capital. The issuance of additional shares of our common stock:

•·	Immediately and drastically dilute the equity interest of our other shareholders; and

•·	Significantly depress the prevailing market prices for our common stock.

We may issue additional shares of our capital stock or debt securities to raise capital or complete acquisitions, which would reduce the equity interest of our shareholders.

We plan to increase make available authorized and unissued shares of common stock by amending our certificate of incorporation to implement a reverse stock split or by authorizing the issuance additional shares.  The Exchange Agreement commits us to issue an additional 6,996,363,000 shares of common stock (the “Remaining Purchase Price Shares”) to the Former CRI Shareholders as part of the purchase price we paid for CRI and its operating subsidiary, China Renyuan.  In addition to issuing the Remaining Purchase Price Shares, we may issue a substantial number of additional shares of our common stock, to complete a business combination or to raise capital. We have no commitments at this time to make such issuances. However, such issuances

•·	may significantly reduce the equity interest of investors in this offering; and

•·	may adversely affect prevailing market prices for our common stock.

Our common stock price is subject to significant volatility, which could result in substantial losses for investors.

Prices for our shares are determined in the marketplace and may accordingly be influenced by many factors, including, but not limited to:

•·	the depth and liquidity of the market for the shares;

•·	quarter-to-quarter variations in our operating results;

•·	announcements about our performance as well as the announcements of our competitors about the performance of their businesses;

•·	investors' evaluations of our future prospects and the food industry generally;

•·	changes in earnings estimates by, or failure to meet the expectations of, securities analysts;

•·	our dividend policy; and

•·	general economic and market conditions.

In addition, the stock market often experiences significant price fluctuations that are unrelated to the operating performance of the specific companies whose stock is traded. These market fluctuations could adversely affect the trading price of our shares.

The price at which investors purchase shares of our common stock may not be indicative of the price that will prevail in the trading market. Investors may be unable to sell their shares of common stock at or above their purchase price, which may result in substantial losses.

Shares of our common stock lack a significant trading market.

Shares of our common stock are not eligible as yet for trading on any national securities exchange. Our common stock is eligible for quotation in the over-the-counter market on the OTC Bulletin Board pursuant to Rule 15c2-11 of the Securities Exchange Act of 1934. This market tends to be highly illiquid. There can be no assurance that an active trading market in our common stock will develop, or if such a market develops, that it will be sustained. In addition, there is a greater chance for market volatility for securities that trade on the OTC Bulletin Board as opposed to securities that trade on a national exchange or quotation system. This volatility may be caused by a variety of factors, including the lack of readily available quotations, the absence of consistent administrative supervision of “bid” and “ask” quotations and generally lower trading volume.

Future sales of shares of our common stock by our shareholders could cause our stock price to decline.

We cannot predict the effect, if any, that market sales of shares of our common stock or the availability of shares of common stock for sale will have on the market price prevailing from time to time. Sales of shares of our common stock in the public market covered under an effective registration statement, or the perception that those sales may occur, could cause the trading price of our common stock to decrease or to be lower than it might be in the absence of those sales or perceptions.

The application of the “penny stock” rules could adversely affect the market price of our common stock and increase your transaction costs to sell those shares.

Holders of shares of our common stock may have difficulty selling those shares because our common stock will probably be subject to the penny stock rules. Shares of our common stock are subject to rules adopted by the Securities and Exchange Commission that regulate broker-dealer practices in connection with transaction in “penny stocks.” Penny stocks are generally equity securities with a price of less than $5.00 which are not registered on a national securities exchange, provided that current price and volume information with respect to transaction in those securities is provided by the exchange or system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document prepared by the Securities and Exchange Commission, which contains the following:

- ·	a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;

- ·
a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to violation to such duties or other requirements of securities laws;

- ·	a brief, clear, narrative description of a dealer market, including “bid” and “ask” prices for penny stocks and the significance of the spread between the “bid” and “ask” price;

- ·	a toll-free telephone number for inquiries on disciplinary actions;

- ·	definitions of significant terms in the disclosure document or in the conduct of trading in penny stocks; and

- ·	such other information and is in such form (including language, type, size and format), as the Securities and Exchange Commission shall require by rule or regulation.

Prior to effecting any transaction in penny stock, the broker-dealer also must provide the customer with the following:

- ·	the bid and offer quotations for the penny stock;

- ·	the compensation of the broker-dealer and our salesperson in the transaction;

- ·	the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and

- ·	monthly account statements showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules require that, prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitability statement. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for a stock that becomes subject to the penny stock rules.
Capital outflow policies in The People's Republic of China may hamper our ability to declare and pay dividends to our shareholders.

The People's Republic of China has adopted currency and capital transfer regulations. These regulations may require us to comply with complex regulations for the movement of capital. Although our management believes that we will be in compliance with these regulations, should these regulations or the interpretation of them by courts or regulatory agencies change, we may not be able to pay dividends to our shareholders outside of The People's Republic of China. In addition, under current Chinese law, we must retain a reserve equal to 10 percent of net income after taxes, not to exceed 50 percent of registered capital. Accordingly, this reserve will not be available to be distributed as dividends to our shareholders. We presently do not intend to pay dividends in the foreseeable future. Our management intends to follow a policy of retaining all of our earnings to finance the development and execution of our strategy and the expansion of our business.

Risks Related to Our Business

We will need additional financing to fully implement our business plan, and if we fail to obtain additional funding it will impact our ability to sustain our operations and would likely reduce the value of your investment.

At the present time, we have insufficient working capital. We expect that Mr. Chaozhong Ren, who is our Vice President and who will be our majority shareholder following the issuance of the Remaining Purchase Price Shares, will fund our working capital needs through at least the end of 2007 and we will accrue a liability due to him for such costs. However, Mr. Chaozhong Ren is under no obligation to provide us with working capital and we can offer no assurance that he will provide these funds as he could discontinue doing so at any time. We will need to raise funds in the future to fund our operations If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership  of the purchasers in this offering will be reduced and such securities may have rights, preferences or privileges senior to those of the rights of our common stock. There can be no assurance that additional financing will be available on terms favorable to us or at all. If adequate funds are not available or not available on acceptable terms, we may not be able to proceed with our business plan, and, possibly, may be forced to discontinue operations. Any such inability would reduce our ability to generate revenues and would ultimately reduce the value of your investment.

If we resume production of our products, we will need to purchase commodities that we use for raw materials in the manufacturing process of our products, and price changes for these commodities we depend on may adversely affect our profitability.

With the rapid growth of China's economy, the demand for certain raw materials is great while the supply may be more limited. This may affect our ability to secure the necessary raw materials we need in a cost-effective manner, including chemicals and other items needed for production of our products at the volume of purchase orders that we anticipate receiving.
Our success depends on our management team and other key personnel, the loss of any of whom could disrupt our business operations.

Our future success will depend in substantial part on the continued service of our senior management and founders. The loss of the services of one or more of our key personnel could impede implementation and execution of our business strategy and result in the failure to reach our goals. We do not carry key person life insurance in respect of any of our officers or employees. Our future success will also depend on the continued ability to attract, retain and motivate highly qualified personnel in many fields of our operations. The rapid growth of the economy in China has caused intense competition for qualified personnel. We cannot assure you that we will be able to retain our key personnel or that we will be able to attract, train or retain qualified personnel in the future.

 The technology we utilize is not proprietary  and can be utilized by competitors.

We currently do not hold any patents or have any pending patent applications. To the knowledge of our management, the  technology that we utilize in manufacturing our products is non-proprietary, not protected by patent rights, and open to use by competitors.  Our lack of proprietary technology be reduce or ability to  compete, diminishing the prospects for revenue growth.  Additionally if our products, methods, processes and other technologies infringe on the intellectual property rights of other parties, we could incur substantial costs.

We currently have no customers and success will depend  in part on our ability to market our products.

As we have not recently produced or sold any products, in the event we are able to reassume production of products, we will need to resume marketing our products to potential customers. We can provide no assurance that we will have the funds and other resources necessary to successfully market our products and develop a customer base.  Our inability to do so would have an adverse effect on our net revenues and operating income.

Competition could prevent us from achieving a significant market position.

We face intense competition. Our competitors have longer operating histories, larger customer bases, greater brand name recognition and significantly greater financial, marketing and other resources than we do.  Our competitors may devote substantially greater resources to developing product lines, marketing and promotional campaigns, and to developing their production facilities than we can. We cannot assure you that we will be able to compete successfully against current and future competitors, and competitive pressures may have a material adverse effect on our business, prospects, financial condition and results of operations. Further as a strategic response to changes in the competitive environment, our management may, from time to time, make certain service or marketing decisions or acquisitions that could have a material adverse effect on our business, prospects, financial condition and results of operations. New technologies and the expansion of existing technologies may increase the competitive pressures on us.  Of we are unable to compete effectively, we may be unable to achieve profitability.

We will need additional funding to meet our immediate capital needs and  to fully implement our business plan, and if we fail to obtain additional funding it will impact our ability to sustain our operations and would likely reduce the value of your investment.

At the present time, we have insufficient working capital to meet even our immediate capital needs. We expect that Mr. Chaozhong Ren, who is our Vice President and who will be our majority shareholder following the issuance of the Remaining Purchase Price Shares, will fund our working capital needs through at least the end of 2008 and we will accrue a liability due to him for such costs. However, Mr. Chaozhong Ren is under no obligation to provide us with working capital and we can offer no assurance that he will provide these funds as he could discontinue doing so at any time. We will need to raise funds in the future to fund our operations If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of the purchasers in this offering will be reduced and such securities may have rights, preferences or privileges senior to those of the rights of our common stock. There can be no assurance that additional financing will be available on terms favorable to us or at all. If adequate funds are not available or not available on acceptable terms, we may not be able to proceed with our business plan, and, possibly, may be forced to discontinue operations. Any such inability would reduce our ability to generate revenues and would ultimately reduce the value of your investment.

Increased environmental regulation could diminish our profits.

The production of our products involves the production of pollutants.  At the present time our operations comply with all applicable government regulations designed to protect the environment.  There is increasing concern in China, however, over the degradation of the environment that has accompanied its recent industrial growth.  It is likely that additional government regulation will be introduced in order to protect the environment.  Compliance with such new regulations could impose on us substantial costs, which would reduce our profits.

Our business and growth will suffer if we are unable to hire and retain key personnel that are in high demand.

Our future success depends on our ability to attract and retain highly skilled biochemists, engineers, production supervisors, and marketing personnel.  In general, qualified individuals are in high demand in China, and there are insufficient experienced personnel to fill the demand.  In a specialized scientific field, such as ours, the demand for qualified individuals is even greater.  If we are unable to successfully attract or retain the personnel we need to succeed, we will be unable to implement our business plan.

Risks Related to Our Business being Conducted in the People's Republic of China

We are subject to international economic and political risks over which we have little or no control and may be unable to alter our business practice in time to avoid the possibility of reduced revenues.

A substantial portion of our business is conducted in The People's Republic of China (“China”).  Doing business outside the United States, particularly in China, subjects us to various risks, including changing economic and political conditions, major work stoppages, exchange controls, currency fluctuations, armed conflicts and unexpected changes in United States and foreign laws relating to tariffs, trade restrictions, transportation regulations, foreign investments and taxation. We have no control over most of these risks and may be unable to anticipate changes in international economic and political conditions and, therefore, unable to alter out business practice in time to avoid the possibility of reduced revenues.

China's economic policies could affect our business.

Substantially all of our assets are located in China and a substantially all of our revenues are derived from our operations in China. Accordingly, our results of operations and prospects are subject, to a significant extent, to the economic, political and legal developments in China. While China's economy has experienced significant growth in the past twenty years, such growth has been uneven, both geographically and among various sectors of the economy. The Chinese government has implemented various measures to encourage economic growth and guide the allocation of resources. Some of these measures benefit the overall economy of China, but they may also have a negative effect on us. For example, operating results and financial condition may be adversely affected by the government control over capital investments or changes in tax regulations. The economy of China has been changing from a planned economy to a more market-oriented economy. In recent years China’s government has implemented measures emphasizing the utilization of market forces for economic reform and the reduction of state ownership of productive assets, and the establishment of corporate governance in business enterprises; however, a substantial portion of productive assets in China  are still owned by the government. In addition, China’s government continues to play a significant role in regulating industry development by imposing industrial policies. It also exercises significant control over China's economic growth through the allocation of resources, the control of payment of foreign currency-denominated obligations, the setting of monetary policy and the provision of preferential treatment to particular industries or companies.

Our bank accounts are not insured or protected against loss.

We maintain our cash with various banks and trust companies located in China. Our cash accounts are not insured or otherwise protected. Should any bank or trust company holding our cash deposits become insolvent, or if we are otherwise unable to withdraw funds, we would lose the cash on deposit with that particular bank or trust company.

As we have limited business insurance coverage in China, any loss which we suffer may not be insured or may be insured to only a limited extent.

The insurance industry in China is still in an early state of development and insurance companies located in The China offer limited business insurance products. In the event of damage or loss to our properties, our insurance may not provide as much coverage as if we were insured by insurance companies in the United States.

Tax laws and regulations in China are subject to substantial revision, some of which may adversely affect our profitability.

The Chinese tax system is in a state of flux, and it is anticipated that the People's Republic of China's tax regime will be altered in the coming years. Tax benefits that we presently enjoy may not be available in the wake of these changes, and we could incur tax obligations to our government that are significantly higher than anticipated. These increased tax obligations could negatively impact our financial condition and our revenues, gross margins, profitability and results of operations may be adversely affected as a result.

If relations between the United States and China worsen, investors may be unwilling to hold or buy our stock and our stock price may decrease.

At various times during recent years, the United States and China have had significant disagreements over political and economic issues. Controversies may arise in the future between these two countries. Any political or trade controversies between the United States and China, whether or not directly related to our business, could reduce the price of our common stock.

The government of China could change its policies toward private enterprise or even nationalize or expropriate private enterprises, which could result in the total loss of your investment.

Our business is subject to significant political and economic uncertainties and may be affected by political, economic and social developments in  China. Over the past several years, the government of China has pursued economic reform policies including the encouragement of private economic activity and greater economic decentralization. The government of China may not continue to pursue these policies or may significantly alter them to our detriment from time to time with little, if any, prior notice. Changes in policies, laws and regulations or in their interpretation or the imposition of confiscatory taxation, restrictions on currency conversion, restrictions or prohibitions on dividend payments to shareholders, or devaluations of currency could cause a decline in the price of our common stock, should a market for our common stock ever develop. Nationalization or expropriation could even result in the total loss of your investment.

The nature and application of many laws of China create an uncertain environment for business operations and they could have a negative effect on us.

The legal system in China is a civil law system. Unlike the common law system, the civil law system is based on written statutes in which decided legal cases have little value as precedents. In 1979, The People's Republic of China began to promulgate a comprehensive system of laws and has since introduced many laws and regulations to provide general guidance on economic and business practices in China and to regulate foreign investment. Progress has been made in the promulgation of laws and regulations dealing with economic matters such as corporate organization and governance, foreign investment, commerce, taxation and trade. The promulgation of new laws, changes of existing laws and the abrogation of local regulations by national laws could cause a decline in the price of our common stock. In addition, as these laws, regulations and legal requirements are relatively recent, their interpretation and enforcement involve significant uncertainty.

As we import goods into and export goods out of China, fluctuation of the Renminbi may affect our financial condition by affecting the volume of cross-border money flow.

Although we use the United States dollar for financial reporting purposes, many of the transactions effected by our operating subsidiaries are denominated in the People's Republic of China's Renminbi. The value of the Renminbi fluctuates and is subject to changes in China's political and economic conditions. We do not currently engage in hedging activities to protect against foreign currency risks. Even if we chose to engage in such hedging activates, we may not be able to do so effectively. Future movements in the exchange rate of the Renminbi could adversely affect our financial condition as we may suffer financial losses when transferring money raised outside of China into the country or paying vendors for services performed outside of China.
We may not be able to obtain regulatory approvals for our products.

The manufacture and sale of our products in China is regulated by China’s central and the provincial governments. Although our licenses and regulatory filings are current, the uncertain legal environment in The People's Republic of China and our industry may be vulnerable to local government agencies or other parties who wish to renegotiate the terms and conditions of, or terminate their agreements or other understandings with us.

It will be extremely difficult to acquire jurisdiction and enforce liabilities against our officers, directors and assets based in China.

As our executive officers and our director nominees are Chinese citizens, it may be difficult, if not impossible, to acquire jurisdiction over these persons in the event a lawsuit is initiated against us and/or our officers and directors by a stockholder or group of  shareholders in the United States. Also, because our operating subsidiary and assets are located in China, it may be extremely difficult or impossible for you to access those assets to enforce judgments rendered against us or our directors or executive offices by United States courts. In addition, the courts in China may not permit the enforcement of judgments arising out of United States federal and state corporate, securities or similar laws. Accordingly, United States investors may not be able to enforce judgments against us for violation of United States securities laws.

We may have difficulty establishing adequate management and financial controls in China.

China has only recently begun to adopt the management and financial reporting concepts and practices that investors in the United States are familiar with.  We may have difficulty in hiring and retaining employees in China who have the experience necessary to implement the kind of management and financial controls that are expected of a United States public company.  If we cannot establish such controls, we may experience difficulty in collecting financial data and preparing financial statements, books of account and corporate records and instituting business practices that meet U.S. standards.

Government regulation may hinder our ability to function efficiently.

The national, provincial and local governments in China are highly bureaucratized.  The day-to-day operations of our business require frequent interaction with representatives of the Chinese government institutions.  The effort to obtain the registrations, licenses and permits necessary to carry out our business activities can be daunting.  Significant delays can result from the need to obtain governmental approval of our activities.  These delays can have an adverse effect on the profitability of our operations.  In addition, compliance with regulatory requirements applicable to biochemical and pharmaceutical production may increase the cost of our operations, which would adversely affect our profitability.

Capital outflow policies in China may hamper our ability to pay dividends to shareholders in the United States.

China has adopted currency and capital transfer regulations. These regulations require that we comply with complex regulations for the movement of capital. Although Chinese governmental policies were introduced in 1996 to allow the convertibility of RMB into foreign currency for current account items, conversion of RMB into foreign exchange for capital items, such as foreign direct investment, loans or securities, requires the approval of the State Administration of Foreign Exchange. We may be unable to obtain all of the required conversion approvals for our operations, and Chinese regulatory authorities may impose greater restrictions on the convertibility of the RMB in the future. Because most of our future revenues will be in RMB, any inability to obtain the requisite approvals or any future restrictions on currency exchanges will limit our ability to pay dividends to our shareholders.

ITEM 7. FINANCIAL STATEMENTS
See Index to Financial Statements and Financial Statement Footnotes appearing on page F-1 through F-9 of this Form 10-KSB.
ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 8A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures.  Qingfu Ren, our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the Company's disclosure controlsand procedures as of September 30, 2007.  Pursuant to Rule13a-15(e) promulgated by the Securities and Exchange Commission pursuant to theSecurities Exchange Act of 1934, "disclosure controls and procedures"means controls and other procedures that are designed to insure thatinformation required to be disclosed by the Company in the reportsthat it files with the Securities and Exchange Commission is recorded,processed, summarized and reported within the time limits specified inthe Commission's rules.  "Disclosure controls and procedures" include,without limitation, controls and procedures designed to insure thatinformation the Company is required to disclose in the reports it files with the Commission is accumulated and communicated to our ChiefExecutive Officer and Chief Financial Officer as appropriate to allowtimely decisions regarding required disclosure.  Based on hisevaluation, Mr. Ren concluded that the Company's system of disclosurecontrols and procedures was effective as of September 30, 2007 for the purposes described in this paragraph.

     Changes in Internal Controls.  There was no change in internal  controls over financial reporting (as defined in Rule 13a-15(f)  promulgated under the Securities Exchange Act or 1934) identified in  connection with the evaluation described in the preceding paragraph  that occurred during the Company's fourth fiscal quarter that has  materially affected or is reasonably likely to materially affect the  Company's internal control over financial reporting.

ITEM 8A(T). OTHER INFORMATION

Not Applicable.

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

NAME	AGE	POSITION
Qingfu Ren	66	President, Chief Executive Officer, Director
Chaozhong Ren	38	Vice President, Treasurer, Secretary, Director

Duties, Responsibilities and Experience

Mr. Qingfu Ren has served as our President since September 27, 2007 and as a director since October 25, 2007. From 1997 through the present, Mr. Qingfu Ren has served as the Chairman and principal owner of the Hebei Renyuan Group, an informal group of companies which formerly included Renyuan Biochemicy. Mr. Quingfu Ren has also served as Vice Chairman of Jizhou City Chinese People’s Political Consultive Conference since 2000.

Mr. Chaozhong Ren serves as our Vice President, Treasurer and Secretary since September 27, 2007 and as a director since October 25, 2007.  From 1997 through the present, Mr. Chaozhong Ren has served as the Deputy General Manager of the Hebei Renyuan Group, an informal group of companies owned by Mr. Qingfu Ren which formerly included Renyuan Biochemicy. Mr. Quingfu Ren is also a director of Jizhou City Electro-Protection Co. Ltd.  Mr. Chaozhong Ren has also served as a Deputy in the Jizhou City People’s Congress since February 2007.

Mr. Chaozhong  Ren is the son of Mr. Qingfu Ren.

Other Control Persons

Dr. Huakang Zhou is President and sole director of CRI, our wholly-owned subsidiary which in turn owns Renyuan Bio-Chemicy. In connection with the signing of the Share Exchange, Dr. Zhou will resign from these duties and yield control to the management of the Company. Dr. Zhou is also chairman of the board of Warner Technology and Investment Corp. ("Warner") a company which provides international consulting services. Warner is licensed with the Chinese government as an official host for Chinese government officials and business executives in the US. Since 1999, Warner has been one of a few consulting firms that has assisted Chinese private companies to go public in the U. S. In 1989 Dr. Zhou received a Ph.D. degree in Operations Research from Polytechnic University of New York, Brooklyn.

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

No Independent Directors
Both of our directors also serve as executive officers and are major stockholders. Therefore, we have no independent directors.
Audit Committee and Financial Expert
We do not have an Audit Committee, our two directors, who are both also executive officers,  perform some of the same functions of an Audit Committee, such as: recommending a firm of independent certified public accountants to audit the annual financial statements; reviewing the independent auditors independence, the financial statements and their audit report; and reviewing management’s administration of the system of internal accounting controls.  Given the small number of directors and the lack of independent directors, our Board does not believe establishing such committees would benefit the Company The Company does not currently have a written audit committee charter or similar document.

Report of the Board  Regarding Audit.

As we do not have an Audit Committee, our entire Board performs the functions which would otherwise be performed by such committee.

Our Board confirms all of the following:

•	The Board has reviewed and discussed the audited financial statements included with this Transition Report on Form 10-KSB;

•
The Board has discussed with the independent auditor the matters required to be discussed by the statement on Auditing Standards No. 61, as amended (AICPA, Professional Standards, Vol. 1, AU section 380),1 as adopted by the Public Company Accounting Oversight Board in Rule 3200T;

•
The Board has  received the written disclosures and the letter from the independent auditor  required by Independence Standards Board Standard No. 1 (Independence Standards Board Standard No. 1, Independence Discussions with Audit Committees),2 as adopted by the Public Company Accounting Oversight Board in Rule 3600T, and has discussed with the independent accountant the independent accountant’s independence; and

•
Based on the review and discussions referred to in paragraphs (d)(3)(i)(A) through (d)(3)(i)(C) of this Item, the Board determined that the  audited financial statements be included in our Transition Report on Form 10-KSB for the period ended September 30, 2007 for filing with the Securities and Exchange Commission..

                                                        THE BOARD OF DIRECTORS

Chaozhong  Ren

Qingfu Ren

We have no financial expert. We believe the cost related to retaining a financial expert at this time is prohibitive. Further, because of our start-up operations, we believe the services of a financial expert are not warranted.

Code of Ethics

                           INTERNET ACQUISITION GROUP, INC. CODE OF CONDUCT POLICY

Internet Acquisition Group, Inc. ("the Company") is dedicatedto conducting its business in accordance with the applicable laws, regulations and with highest standards of business ethics. This code is intended to provide guidance in identifying ethical issues, offer mechanisms to report unethical conduct, and to help foster a culture of honesty and accountability.

Each officer, director, and employees is expected to comply with the letter and spirit of this Code. The Directors and employees of the
Company mentioned above must not only comply with the applicable regulations but should also actively advance the promotion of honest and ethical conduct of the business. They must abide by the policies and procedures that govern the conduct of the Company's business.

This Code illustrates some of the potential problem areas that could develop below:

CONFLICTS OF INTEREST - A conflict situation can arise:

a. When an employee or Director takes action or has interests that may make it difficult to perform his or her work, objectively and effectively,

b. The receipt of improper personal benefits by a member of his or her family as a result of one's position in the Company,

c. Any outside business activity that detracts an individual's ability to devote appropriate time and attention to his or her responsibilities with the Company,

d. The receipt of non-nominal gifts or excessive entertainment from any person/company with which the Company has current or prospective business dealings,

e. Any significant ownership interest in any supplier, customer, development partner or competitor of the Company,

f. Any consulting or employment relationship with any supplier, customer, business associate or competitor of the Company. The Directors and employees should be scrupulous in avoiding "conflicts of interest" with the Company. In case there is likely to be a conflict of interest, he/she should make full disclosure of all facts and circumstances thereof to the Board of Directors or any Committee/officer nominated for this purpose by the Board and a prior written approval should be obtained.

HONEST AND ETHICAL CONDUCT: The Directors and employees shall act in accordance with the highest standards of personal and professional integrity, honesty and ethical conduct not only on Company's premises and off site but also at Company sponsored business, social events as well as any places. They shall act and conduct free from fraud and deception. Their conduct shall conform to the best-accepted professional standards of conduct.

CORPORATE OPPORTUNITIES: Directors and employees owe a duty to the Company to advance its legitimate interests when the opportunity to do so arises. Directors and employees are expressly prohibited from:

a. Taking for themselves, personally, opportunities that are discovered through the use of Company's property, information, or position;

b. Competing directly with the business of the Company or with any business that the Company is considering.

c. Using Company's property, information, or position for personal gain.  If the Company has finally decided not to pursue an opportunity that relates to the Company's business activity, he/she may pursue such activity only after disclosing the same to the Board of directors or the nominated person/committee.

CONFIDENTIALITY: The Directors and employees shall maintain the confidentiality of confidential information of the Company or that of any customer, supplier or business associate of the Company to which Company has a duty to maintain confidentiality, except when disclosure is authorized or legally mandated. The Confidential information includes all non-public information (including private, proprietary and other) that might be of use to competitors or harmful to the Company or its associates. The use of confidential information for his/her own advantage or profit is also prohibited.

FAIR DEALING: Each Director and employee should deal fairly with customers, suppliers, competitors and employees of group companies, They should not take unfair advantage of anyone through manipulation, concealment, abuse of confidential proprietary or trade secret information, misrepresentation of material facts, or any other unfair dealing practices.

PROTECTION AND PROPER USE OF COMPANY'S ASSETS: All Directors and employees should protect Company's assets and property and ensure its efficient use. Theft, carelessness, and waste of the Company's assets and property have a direct impact on the Company's profitability. Company's assets should be used only for legitimate business purposes.

COMPLIANCE WITH LAWS, RULES AND REGULATIONS: The Directors and employees shall comply with all applicable laws, rules and regulations. Transactions, directly or indirectly, involving securities of the Company should not be undertaken without pre-clearance from the Company's Compliance Officer. Any Director or employee who is unfamiliar or uncertain about the legal rules involving Company business conducted by him/her should consult the Legal Department of the Company before taking any action that may jeopardize the Company or that individual.

COMPLIANCE WITH CODE OF CONDUCT: If any director or employee who knows of or suspects of a violation of applicable laws, rules or regulations or this Code of Conduct, he/she must immediately report the same to the Board of Directors or any designated person/committee thereof. Such person should as far as possible provide the details of suspected violations with all known particulars relating to the issue. The Company recognizes that resolving such problems or concerns will advance the overall interests of the Company that will help to safeguard the Company's assets, financial integrity and reputation. Violations of this Code of Ethics will result in disciplinary action, which may even include termination of services of the employee. The Company's Board or any Committee/person designated by the Board for this purpose shall determine appropriate action in response to violations of this Code of Ethics.

INTERPRETATION OF CODE: Any question or interpretation under this Code of Ethics and Business Conduct will be handled by the Board or any person/Committee authorized by the Board of the Company. The Board of Directors or any designated person/committee has the authority to waive compliance with this Code of business conduct for any Director or employee of the Company. The person-seeking waiver of this Code shall make full disclosure of the particular circumstances to the Board or the designated person/committee.

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
ITEM 10. EXECUTIVE COMPENSATION
Executive Compensation

Summary Compensation Table

The following table reflects compensation paid or accrued during fiscal year ended September 30, 2007 and the fiscal year ended December 31, 2006 with respect to compensation paid or accrued by us to or on behalf of our executive officers.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards	Non-Equity Incentive Plan Com- Pensation ($)pensation ($)	Non-Qualified Deferred Compen-sation Earnings ($)	All other Compen-sation ($)	Total ($)

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Matt Lettau, President, Secretary, Treasurer, Director	2007 2006	$0 $0						$9,000(1)	$9,000

Qingfu Ren, President, Chief Executive Officer, Director	2007	$0							$0

Chaozhong Ren, Vice President, Treasurer, Secretary, Director	2007	$0							$0

(1)            Pursuant to the terms of the restated Stock Purchase Agreement entered into between Mr. Lettau, Dr. Zhou and the Company on July 27, 2007, Mr. Lettau received $3,000 per month for his services for at least three months commencing on July 27, 2007. Pursuant to this agreement he received a total of $9,000.

Employee Agreements

The Company currently has no written employment or compensation agreements with any of its officers or directors. On September 27, 2007, our Board appointed Mr. Qingfu Ren to serve as President and his son, Mr. Chaozhong Ren to serve as our Vice President, Secretary, and Treasurer. We do not have any written employment agreements with Mr. Qingfu Ren or Mr. Chaozhong Ren and they do not recieve annual salaries.

Prior to July 27, 2007, Mr. Lettau  provide services to us without compensation as a result of the stock position Mr. Lettau held in the Company.  Pursuant to the terms of the restated Stock Purchase Agreement entered into between Mr. Lettau, Dr. Zhou and the Company on July 27, 2007, Mr. Lettau received $3,000 per month for his services for at least three months commencing on July 27, 2007. Pursuant to this agreement he received a total of $9,000. On the completion of the Exchange Transaction on September 27, 2007, Mr. Lettau resigned from his officer position and on October 10, he resigned as a director.

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
Outstanding Equity Awards

The Company has no outstanding compensatory equity awards and therefore the chart of outstanding equity awards is omitted.

Director Compensation

Our two directors, Mr. Qingfu Ren  and Mr. Chaozhong Ren, do not receive any additional compensation for serving as directors, and therefore the director compensation chart is omitted.

Compensation Committee
For the fiscal year ended September 30, 2007, IAG did not have a compensation committee as a result of not providing any compensation to our sole officer and director. Additionally, we elected not to have a compensation committee in that we are a development stage company with limited operations and resources.  Because we do not have a compensation committee, our entire Board performs the functions of a compensation committee.

As of the date of this report, our Board has not adopted any formal policies and procedures for the consideration of executive and director compensation.  Mr. Chaozhong Ren and Mr. Quinfu Ren serve both as our executive officers and as our only two directors, and both participate in the consideration of executive and director compensation.

 The Board has not conducted any formal analysis of  appropriate executive and director compensation, nor has the Board employed any compensation consultants. Rather the Board’s determination as to the compensation to be received by officers is based on the compensation received by such officers in their capacities as the officers of Renyuan Biochemicy prior to the Exchange Transaction. Both Mr. Chaozhong Ren and Mr. Quinfu Ren continue to receive approximately the same about of compensation as they received as officers of Renyuan Biochemicy.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth the number of shares of voting stock owned by each person who, as of the record date, owned beneficially more than 5% of any class of Internet Acquisition Group Inc.’s voting stock, as well as the ownership of such shares by each member of Internet Acquisition Group Inc.’s Board of Directors and the shares beneficially owned by its officers and directors as a group.
	Following Issuance of Initial Purchase Price Shares (Without Giving Effect to the Planned Issuance of Remaining Purchase Price Shares)		After Giving Effect to the Planned Issuance of Remaining Purchase Price Shares following the Reverse Split(1)
Name of Directors, Officers, & Beneficial Holders (2)	Number of Shares	Percent Of Class (3)	Number of Shares	Percent Of Class (3)
Qingfu Ren, President, Director	1,960,374	2%	450,102,625	6.4%
Chaozhong Ren Vice President, Treasurer, Secretary, Director	23,105,978	23.1%	5,305,142,177	75.8%
All Directors & Officers as a Group	25,066,352	25.1%	575,5244,802	82.2%
Dr. Huakang Zhou 18 Kimberly Ct. East Hanover, NJ 07936	43,090,204(4) (6)	43.2%	460,189,598(5) (6)	6.6%
Warner Technology & Investment Group(6)	1,820,204(6)	1.8%	417,919,598(6)	5.9%

(1) Assumes the issuance of all Remaining Purchase Price Shares. The Remaining Purchase Price Shares are the 6,896,362,000 shares to be issued pursuant to the Exchange Agreement following the Reverse Split. For more information regarding the Exchange Agreement and the Remaining Purchase Price Shares, see the discussion under the caption, “Exchange Agreement,” below.

(2) “Beneficial ownership” means the sole or shared power to vote or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of or to direct the disposition of, a security).  In addition, for purposes of this table, a person is deemed, as of any date, to have “beneficial ownership” of any security that such person has the right to acquire within 60 days from September 27, 2007.

(3) Figures are rounded to the nearest tenth of a percent.
(4) Includes 1,820,204 shares held by Warner Technology & Investment Group.
(5) Includes 417,919,598 shares held by Warner Technology & Investment Group.
(6) Dr. Huakang Zhou is the Chairman and owner of Warner Technology & Investment Group (“Warner”) and has sole voting and investment power over the Company shares held by Warner.

Equity Compensation Plan Information

The information set forth in the table below regarding equity compensation plans (which include individual compensation arrangements) was determined as of September 30, 2007.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders.......	0		0
Equity compensation plans not approved by security holders......	0		0
Total..............	0		0

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS; DIRECTOR INDEPENDENCE
Transactions with Related Persons

Except for the transactions listed below, none of our directors or executive officers, any nominee for election as a director, any persons who beneficially owned, directly or indirectly, shares with more than 5% of the voting power of our common stock or any relatives of any of the foregoing had or is to have a direct or indirect material interest in any transaction to which the Company was or is a party since the beginning of our 2006 fiscal year to date,  or any currently proposed transaction which may materially affect the Company.

Pursuant to the restated Stock Purchase Agreement entered into between Mr. Lettau, Dr. Zhou and the Company on July 27, 2007, for at least three months commencing on July 27, 2007 Mr. Lettau was entitled to receive $3,000 per month for his services to the Company during this period.  During this three month period, Mr. Lettau was required continue to prepare and file all reports required to be filed by the Company for so long as requested by Dr. Zhou and to provide such additional assistance with the business and affairs of the Company as Dr Zhou or the Company requested  from time to time.  Pursuant to this arrangement, Mr. Lettau received a total of $9,000.

Pursuant to the Exchange Agreement executed on September 27, 2007, we committed to issue an aggregate total of 6,926,399,370 shares of common stock to the eight Former CRI Shareholders in compensation for receiving from them all of the outstanding shares of CRI.  The Former CRI Shareholders were issued 30,036,370 shares (the “Initial Purchase Price Shares”) on September 27, 2007 and the remaining 6,896,363,000  shares (the “Remaining Purchase Price Shares are to be issued when the Company has sufficient shares of authorized unissued shares to effect such issuance.

In July 2007, and prior to the closing of the Reverse Acquisition,  Mr. Qingfu Ren transferred Renyuan Bio-Chemicy to CRI in return for receiving a note and a majority of CRI’s outstanding common stock.  In this transaction, CRI acquired  100% of the outstanding capital stock of Renyuan Bio-Chemicy in return for issuing a note payable to Mr. Qingfu Ren for RMB 2,080,000 (approximately $277,333 USD) and issuing to Mr. Qingfu Ren and has designees approximately 25,756 shares of CRI’s outstanding 30,000 shares. Mr. Ren subsequently forgave the note in September 30, 2007.

Dr. Huakang Zhou is the President and controlling shareholder of Warner Technology & Investment Corp., which held voting control of the Company prior to the reverse merger of CRI and the Company.  Prior to the reverse merger, Dr. Zhou was the sole member of CRI’s Board of Directors, and was CRI’s Chief Executive Officer.  Warner Technology & Investment served as an advisor to Renyuan Bio-Chemicy Co. in connection with the Share Exchange.  In consideration of its services, Warner Technology & Investment was issued shares in the Company that, upon completion of the reverse merger, will be converted into 1,801,458 shares of the Company’s common stock.

Promoters and Control Persons

From the Company’s inception until June 29, 2007, Matt Lettau held a majority of the Company’s common stock . On June 29, 2007, Mr. Lettau and an associate sold all of their Company stock to three individuals. Mr. Lettau  sold 41,270,000 shares to Dr. Zhou for $450,000 in cash.

ITEM 13. EXHIBITS

			Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
3.1(i)	Articles of Incorporation		SB-2		3.1(i)	02/02/2004
3.1(ii)	Bylaws of the Internet Acquisition Group. Inc.		SB-2		3.1(ii)	02/02/2004
10.1	Stock Purchase Agreement, between Huakang Zhou and Matt Lettau, dated June 29. 2007		8-K		10.1	08/02/2007
10.2	Stock Purchase Agreement, between Huakang Zhou and Matt Lettau, dated July 27. 2007		8-K		10.2	08/02/2007
10.3	Share Exchange and Reorganization Agreement dated as of September 27, 2007 by and among Internet Acquisition Group, China Renyuan International, Inc., and the beneficial stockholders of China Renyuan International, Inc.		8-K		1	09/28/2007

31.1	Rule 13a-14(a) Certification – CEO	X
31.2	Rule 13a-14(a) Certification – CFO	X
32	Rule 13a-14(b) Certification	X

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

On January 16, 2008, Paritz & Co., P.A. was appointed as our independent accountant of record to audit our fiscal year ended September 30, 2007.  Prior to this appointment, Paritz & Co. served as the auditor of our subsidiary, China Renyuan-International, Inc. and its subsidiary, Renyuan Bio-Chemicy Co.  Jaspers + Hall, P.C. served as our independent accountant during our 2006 fiscal year and for the transition period ended September 30, 2007, but the audit report provided with this Transition Report was prepared by Paritz & Co.
During the fiscal year ended September 30, 2007 and the fiscal year ended 2006, accrued fees owed by us to Paritz & Co or to Jaspers + Hall, P.C. are as follows:

Audit Fees

	2007	2006
Paritz & Co., P.A.	$25,000	$25,000
Jaspers + Hall, P.C.	0	$7,500

Audit Related Fees

	2007	2006
Paritz & Co., P.A.	0	0
Jaspers + Hall, P.C.	0	0

Audit Fees and Audit Related Fees consist of fees billed for professional services rendered for auditing our financial statements, reviews of interim financial statements included in quarterly reports, services performed in connection with other filings with the SEC and related comfort letters and other services that are normally provided in connection with statutory and regulatory filings or engagements.

Tax Fees

	2007	2006
Paritz & Co., P.A.	0	0
Jaspers + Hall, P.C.	0	0

Tax Fees consists of fees billed for professional services for tax compliance, tax advice and tax planning.  These services include assistance regarding federal, state and local tax compliance and consultation in connection with various transactions and acquisitions.

All Other Fees

	2007	2006
Paritz & Co., P.A.	0	0
Jaspers + Hall, P.C.	0	0

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNET ACQUISITION GROUP, INC.

By: /s/ Qingfu Ren

Qingfu Ren, Chief Executive Officer
Date: February 14, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Qingfu Ren	Chief Executive Officer & Director	February 14, 2008
Qingfu Ren

/s/ Chaozhong Ren	Secretary & Director	February 14,2008
Chaozhong Ren

Internet Acquisition Group, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Internet Acquisition Group, Inc.

We have audited the accompanying balance sheet of Internet Acquisition Group, Inc. as of September 30, 2007 and the related statements of operations, changes in shareholders’ equity and cash flows for the years ended September 30, 2007 and 2006.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As of September 30, 2007 the Company had no operations and its current liabilities exceeded its current assets by $2,860,100.  These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Internet Acquisition Group, Inc. as of September 30, 2007, and the results of its operations and its cash flows for the years ended September 30, 2007 and 2006 in conformity with accounting principles generally accepted in the United States of America.

/s/ Paritz & Company, P.A.

Hackensack, New Jersey
December 20, 2007

INTERNET ACQUISITION GROUP INC.

BALANCE SHEET

SEPTEMBER 30, 2007

ASSETS

CURRENT ASSETS:
Cash	$ 1,838
Inventories	9,028
Purchase deposit	33,350
TOTAL CURRENT ASSETS	44,216

Property and equipment, net of accumulated depreciation	3,614,607

TOTAL ASSETS	$3,658,823

LIABILITIES AND SHAREHOLDERS’EQUITY

CURRENT LIABILITIES:
Accounts payable	$ 459,179
Notes payable –bank	1,840,920
Due toaffiliated company	23,780
Due to shareholder	296,850
Accrued expenses	283,587
TOTAL CURRENT LIABILITIES	2,904,316

SHAREHOLDERS’EQUITY:
Common stock, $0.001 par value, 100,000,000 shares authorized
100,000,000shares issued and outstanding 6,896,363,000 shares to be issued upon authorization	6,996,363
Accumulated deficit	(6,404,012)
Accumulated other comprehensive income	162,156
TOTAL SHAREHOLDERS’EQUITY	754,507

TOTAL LIABILITIES AND SHAREHOLDERS’EQUITY	$3,658,823

See notes to financial statements

INTERNET ACQUISITION GROUP, INC.

STATEMENTS OF OPERATIONS

	YEAR ENDED SEPTEMBER 30,
	2007	2006

SALES	$ -	$ 81,207

COST OF SALES	-	72,664

GROSS PROFIT	-	8,543

COSTS AND EXPENSES:
General and administrative expenses	583,419	453,021
Interest expense	140,632	157,034

TOTAL COSTS AND EXPENSES	724,051	610,055

LOSS FROM OPERATIONS	(724,051)	(601,512)

OTHER INCOME	191,611	-

NET LOSS	$(532,440)	$(601,512)

Basic and diluted earnings per common share	$ (0.01)	$ -

Weighted average number of shares outstanding	100,000,000	N/A

See notes to financial statements

INTERNET ACQUISITION GROUP, INC.

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

----COMMON STOCK----- SHARES AMOUNT	ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	OTHER COMPREHENSIVE INCOME	TOTAL

BALANCE – SEPTEMBER 30, 2005	-	$ 251,008	$3,286,879	$(1,811,585)	$ 29,656	$1,755,958

Foreign currency translation adjustment	-	-	-	-	78,118	78,118

Net loss	-	-	-	(601,512)	-	(601,512)

BALANCE – SEPTEMBER 30, 2006	-	251,008	3,286,879	(2,413,097)	107,774	1,232,564

Effect of reverse merger	100,000,000	(151,008)	151,008	-	-	-

Shares to be issued upon authorization	6,896,363,000	6,896,363	(3,437,887)	(3,458,476)	-	-

Foreign currency translation adjustment	-	-	-	-	54,382	54,382

Net loss	-	-	-	(532,439)	-	(532,439)

BALANCE – SEPTEMBER 30, 2007	6,996,363,000	$6,996,363	$ -	$(6,404,012)	$162,155	$ 754,507

See notes to financial statements

INTERNET ACQUISITION GROUP, INC.

STATEMENTS OF CASH FLOWS

	YEAR ENDED SEPTEMBER 30,
	2007	2006
OPERATING ACTIVITIES:
Net loss	$ (532,440)	$ (601,512)
Adjustments to reconcile net loss
to net cash used in operating activities:
Depreciation	470,814	448,731
Forgiveness of debt	(34,673)	-
Gain on sale of fixed assets to vendors in repayment of accounts payable	(6,177)	-
Changes in operating assets and liabilities:
Accounts receivable	-	18,324
Inventories	36,137	94,930
Other current assets	31,015	3,429
Accounts payable	(173,901)	(248,063)
Accrued expenses	94,447	55,540
NET CASH USED IN OPERATING ACTIVITIES	(114,778)	(228,621)

INVESTING ACTIVITIES:
Acquisition of property and equipment	-	(86,618)
NET CASH USED IN INVESTING ACTIVITIES	-	(86,618)

FINANCING ACTIVITIES:
Advance (repayment to) shareholder	(23,472)	168,377
Proceeds from affiliated company	142,336	98,046
NET CASH PROVIDED BY FINANCING ACTIVITIES	118,864	266,423

EFFECT OF EXCHANGE RATE ON CASH	(3,170)	47,438

INCREASE (DECREASE) IN CASH	916	(1,378)

CASH – BEGINNING OF YEAR	922	2,300

CASH – END OF YEAR	$ 1,838	$ 922

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$ 140,632	$ 48,960

See notes to financial statements

INTERNET ACQUISITION GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2007

1            BUSINESS DESCRIPTION AND ACQUISITION

Internet Acquisition Group, Inc. (“IAG”) was incorporated in the State of California in January of 2004. The original concept of the company was to acquire existing Internet based businesses and achieve economies of scale and develop cross-marketing opportunities between these businesses.

After the acquisition referred to in Note 2 the Company’s business is principally that of its wholly-owned subsidiary, Renyuan Bio-Chemicy (“Renyuan”). Renyuan is a high-technology biochemical enterprise located in the Jizhou City High and New Tech Industrial Zone of Hebei Province near Beijing, China.  Renyuan’s business is the research, production and management of chemicals, bio-pharma and pharmaceutical intermediates; however Renyuan’s ability to produce any products or conduct any research is dependent upon its ability to raise additional funds.

2            ACQUISITION

On September 27, 2007, the Company consummated the Reverse Acquisition in which China Renyuan International, Inc. a Delaware corporation (“CRI”) became the Company’s wholly-owned subsidiary.  The agreement provides for former CRI shareholders to receive 6,926,399,370 shares of common stock (the “Purchase Price Shares”), which will constitute up to 99% of the issued and outstanding stock.  As the Company is currently authorized by its Articles of Incorporation to issue 100,000,000 shares of common stock, and prior to the Reverse Acquisition, the Company had only 30,036,370 authorized by unissued shares of common stock available for issuance, the Exchange Agreement provided for the former CRI shareholders to receive 30,036,370 shares of the 6,926,399,370 shares (the “Initial Purchase Price Shares”) immediately, with the remaining 6,896,363,000 shares (the “Remaining Purchase Price Shares”) to be issued as soon as the Company has sufficient authorized common stock to effect such issuance.

The above acquisition has been accounted for as a reverse merger, since the former shareholder of CRI effectively control the Company and the only operations of the Company are solely those of CRI.

3            GOING CONCERN

The financial statements have been prepared using accounting principles generally accepted in the United States of America applicable for a going concern, which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business.  The Company’s ability to continue as a going concern is dependent on, among other things, its ability to achieve profitable operations, to maintain its existing financing and to obtain additional financing to meet its obligations and to pay its liabilities when they come due.  The Company is currently pursuing new debt and equity financing in conjunction with proposed future acquisitions and operations.

At the present time, the Company does not have sufficient working capital to meet its needs.  The Company intends to raise additional funds through the issuance of equity or convertible debt securities.  There can be no assurance that additional financing will be available on terms favorable to the Company, or at all.  The inability to raise the additional funds could cause the Company to cease all operations.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

4            SIGNIFICANT ACCOUNTING POLICIES

Accounting methods

The Company's financial statements are prepared using the accrual method of accounting.  The Company has elected a fiscal year ending on September 30th.

Uses of estimates in the preparation of financial statements

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of net revenue and expenses during each reporting period.  Actual results could differ from those estimates.

Inventories

Inventories, consisting of supplies, are valued at the lower of cost as determined by the first-in, first-out method or market.

Property and equipment

Property and equipment are recorded at cost.  Depreciation is provided in amounts sufficient to amortize the cost of the related assets over their useful lives using the straight line method for financial reporting purposes, whereas accelerated methods are used for tax purposes.

Maintenance, repairs and minor renewals are charged to expense when incurred. Replacements and major renewals are capitalized.

Impairment of long-lived assets

The Company accounts for the impairment of long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.  Long-lived assets are reviewed for impairment when circumstances indicate the carrying value of an asset may not be recoverable.  For assets that are to be held and used, an impairment is recognized when the estimated undiscounted cash flows associated with the asset or group of assets is less than their carrying value.  If impairment exists, an adjustment is made to write the asset down to its fair value, and a loss is recorded as the difference between the carrying value and fair value.  Fair values are determined based on quoted market values, discounted cash flows or internal and external appraisals, as applicable.  Assets to be disposed of are carried at the lower of carrying value or estimated net realizable value.

Deferred income taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 (ASFAS 109") which requires that deferred tax assets and liabilities be recognized for future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  In addition, SFAS 109 requires recognition of future tax benefits, such as carryforwards, to the extent that realization of such benefits is more likely than not and that a valuation allowance be provided when it is more likely than not that some portion of the deferred tax asset will not be realized.

Currency translation

Since the Company operates primarily in the PRC, the Company’s functional currency is the Chinese Yuan (RMB).  Revenue and expense accounts are translated at the average rates during the period, and balance sheet items are translated at year-end rates.  Translation adjustments arising from the use of differing exchange rates from period to period are included as a component of stockholders’ equity.  Gains and losses from foreign currency transactions are recognized in current operations.

5            DUE TO AFFILIATED COMPANY

Amounts due to affiliated company are non-interest bearing and due on demand.

6	PROPERTY AND EQUIPMENT

A summary of property and equipment and the estimated lives used in the computation of depreciation and amortization as of September 30, 2007 is as follows:

Amount	Life

Machinery and equipment	$2,957,546	7 years
Building and building improvements	1,971,064	39.5 years
Automobile	5,191	3 years
Land	287,765	50 years
	5,221,566
Accumulated depreciation	1,606,959
	$3,614,607

7            NOTES PAYABLE – BANK

Notes payable – bank consist of the following:

Note payable – bank bearing interest at 5.58% and due March 21, 2008	$ 667,000

Note payable – bank bearing interest at 5.58% and due March 21, 2008	800,400

Note payable – bank bearing interest at 10.8225% and due April 29, 2008	160,080

Note payable – bank bearing interest at 10.8225% and due April 29, 2008	213,440

$1,840.920

The above notes are collateralized by substantially all assets of the Company.

8            DUE TO SHAREHOLDER

Amounts due to shareholder are non-interest bearing and due on demand.

9            EARNINGS PER SHARE

Outstanding shares prior to September 27, 2007, the date of the merger, are undeterminable.  The total shares issued are therefore used as the average shares outstanding.

10            OTHER INCOME

Other income consists of the following:

Net gain on sale of assets in repayment of accounts payable	$ 6,177
Recovery of bad debt from prior period	150,762
Forgiveness of debt	34,672
$191,611

11	RISK FACTORS

Vulnerability due to Operations in PRC

The Company's operations may be adversely affected by significant political, economic and social uncertainties in the PRC.  Although the PRC government has been pursuing economic reform policies for more than twenty years, no assurance can be given that the PRC government will continue to pursue such policies or that such policies may not be significantly altered, especially in the event of a change in leadership, social or political disruption or unforeseen circumstances affecting the PRC’s political, economic and social conditions.  There is also no guarantee that the PRC government's pursuit of economic reforms will be consistent or effective.

Substantially all of the Company's businesses are transacted in RMB, which is not freely convertible.  The People’s Bank of China or other banks are authorized to buy and sell foreign currencies at the exchange rates quoted by the People's Bank of China.  Approval of foreign currency payments by the People’s Bank of China or other institutions requires submitting a payment application form together with suppliers’ invoices, shipping documents and signed contracts.

Since the Company has its primary operations in the PRC, the majority of its revenues will be settled in RMB, not U.S. Dollars. Due to certain restrictions on currency exchanges that exist in the PRC, the Company’s ability to use revenue generated in RMB to pay any dividend payments to its shareholders may be limited.

Concentration of Credit Risk

Cash is currently the only financial instrument that potentially subjects the Company to significant concentration of credit risk is primarily cash.  The Company maintains its cash with various banks and trust companies located in China which are not insured or otherwise protected.  Should any of these institutions holding the Company’s cash become insolvent, or if the Company is unable to withdraw funds for any reason, the Company could lose the cash on deposit with that institution.

Environmental issues

The Company conducts business in an industry that is subject to a broad array of environmental laws and regulations.  The production of the products the Company intends to produce will create pollutants.  The Company will incur significant costs if additional government regulations are introduced to protect the environment.