Form 10QSB
period 2007-12-31
INTERNET ACQUISITION GROUP INC
filed 2008-02-19
CIK 1291047

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB
☒QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2007

☐TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 333-122563

INTERNET ACQUISITION GROUP, INC.
(Exact name of small business issuer as specified in its charter)

California	20-0624181
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

c/o American Union Securities
100 Wall Street 15th Floor New York, NY 10005
(Address of principal executive offices)

(212) 232-0120
(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒         No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
The number of shares of Common Stock, $0.001 par value, outstanding on February 19, 2008, was 100,000,000 shares.

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements
INTERNET ACQUISITION GROUP INC.
BALANCE SHEET
DECEMBER 31, 2007
(Unaudited)

ASSETS

CURRENT ASSETS:
Cash	$1,893
Inventories	9,450
Purchase deposit	35,026
TOTAL CURRENT ASSETS	46,369

Property and equipment, net of accumulated depreciation	3,590,508

TOTAL ASSETS	$3,636,877

LIABILITIES AND SHAREHOLDERS’EQUITY

CURRENT LIABILITIES:
Accounts payable	$467,684
Notes payable –bank	1,891,980
Due toaffiliated company	53,128
Due to shareholder	305,083
Accrued expenses	322,481
TOTAL CURRENT LIABILITIES	3,040,356

SHAREHOLDERS’EQUITY:
Common stock, $0.001 par value, 100,000,000 shares authorized
100,000,000shares issued and outstanding 6,896,363,000 shares to be issuedupon authorization	6,996,363
Accumulated deficit	(6,579,818)
Accumulated other comprehensive income	179,976
TOTAL SHAREHOLDERS’EQUITY	596,521

TOTAL LIABILITIES AND SHAREHOLDERS’EQUITY	$3,636,877

See notes to financial statements

INTERNET ACQUISITION GROUP, INC.
STATEMENTS OF OPERATIONS
(Unaudited)
THREE MONTHS ENDED DECEMBER 31, 2007
2007		2006
SALES	$ -	$ -

COST OF SALES	-	-

GROSS PROFIT	-	-

COSTS AND EXPENSES:
General and administrative expenses	144,927	128,561
Interest expense	30,879	41,018

TOTAL COSTS AND EXPENSES	175,806	169,579

NET LOSS	$ (175,806)	$ (169,579)

Basic and diluted earnings per common share	*	$ -

Weighted average number of shares outstanding	100,000,000	N/A

* Less than $0.01 per share
See notes to financial statements

INTERNET ACQUISITION GROUP, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)
THREE MONTHS ENDED DECEMEMBER 31, 2007
2007 2006
OPERATING ACTIVITIES:
Net loss	$ (175,806)	$ (169,579)
Adjustments to reconcile net loss
to net cash used in operating activities:
Depreciation	124,355	115,109
Changes in operating assets and liabilities:
Inventories	(172)	-
Other current assets	(752)	-
Accounts payable	(4,230)	(14,086)
Accrued expenses	31,026	37,880
NET CASH USED IN OPERATING ACTIVITIES	(25,579)	(30,676)

FINANCING ACTIVITIES:
Due from shareholder	-	(640)
Due from affiliated company	28,689	32,354
NET CASH PROVIDED BY FINANCING ACTIVITIES	28,689	31,714

EFFECT OF EXCHANGE RATE ON CASH	(3,055)	(1,027)

INCREASE IN CASH	55	11

CASH – BEGINNING OF PERIOD	1,838	922

CASH – END OF PERIOD	$ 1,893	$ 933

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$ -	$ 6,852

See notes to financial statements

INTERNET ACQUISITION GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007
(UNAUDITED)

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

INTERNET ACQUISITION GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007
(UNAUDITED)
4            SIGNIFICANT ACCOUNTING POLICIES

Accounting methods

The Company’s financial statements are prepared using the accrual method of accounting.  The Company has elected a fiscal year ending on September 30th.

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

INTERNET ACQUISITION GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007
(UNAUDITED)
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

A summary of property and equipment and the estimated lives used in the computation of depreciation and amortization as of December 31, 2007 is as follows:

	Amount	Life
Machinery and equipment	$3,039,578	7 years
Building and building improvements	2,025,734	39.5 years
Automobile	5,335	3 years
Land	295,746	50 years
	5,366,393
Accumulated depreciation and amortization	1,775,885
	$3,590,508

7            NOTES PAYABLE – BANK

Notes payable – bank consist of the following:

Notes payable – bank bearing interest at 5.58% and due March 21, 2008	$1,508,100

Note payable – bank bearing interest at 10.8225% and due April 29, 2008	383,880

$1,891,980

The above notes are collateralized by substantially all assets of the Company.

8            DUE TO SHAREHOLDER

Amounts due to shareholder are non-interest bearing and due on demand.

INTERNET ACQUISITION GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007
(UNAUDITED)

9            EARNINGS PER SHARE

Outstanding shares prior to September 27, 2007, the date of the merger, are undeterminable.  The total shares issued are therefore used as the average shares outstanding.

10	RISK FACTORS

Vulnerability due to Operations in PRC

The Company’s operations may be adversely affected by significant political, economic and social uncertainties in the PRC.  Although the PRC government has been pursuing economic reform policies for more than twenty years, no assurance can be given that the PRC government will continue to pursue such policies or that such policies may not be significantly altered, especially in the event of a change in leadership, social or political disruption or unforeseen circumstances affecting the PRC’s political, economic and social conditions.  There is also no guarantee that the PRC government’s pursuit of economic reforms will be consistent or effective.

Substantially all of the Company’s businesses are transacted in RMB, which is not freely convertible.  The People’s Bank of China or other banks are authorized to buy and sell foreign currencies at the exchange rates quoted by the People’s Bank of China.  Approval of foreign currency payments by the People’s Bank of China or other institutions requires submitting a payment application form together with suppliers’ invoices, shipping documents and signed contracts.

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

Item 2. Management’s Discussion and Analysis

The following presentation of Management's Discussion and Analysis has been prepared by internal management and should be read in conjunction with the financial statements and notes thereto included in this Form 10-QSB. Except for the historical information contained herein, the discussion in this report contains certain forward-looking statements that involve risks and uncertainties, such as statements of our business plans, objectives, expectations and intentions as of the date of this filing. The cautionary statements about reliance on forward-looking statements made earlier in this document should be given serious consideration with respect to all forward-looking statements wherever they appear in this report, notwithstanding that the "safe harbor" protections available to some publicly reporting companies under applicable federal securities law do not apply to us as an issuer of penny stocks. Our actual results could differ materially from those discussed here.
The following discussion relates solely to the operations of our operating subsidiary, Renyuan Bio-Chemicy, and not to CRI or our former discontinued businesses of developing Internet based businesses and providing professional purchasing management.

RESULTS OF OPERATIONS

Quarter Ended December 30, 2007 compared to Quarter Ended December  30, 2006

Our level of operations were minimal during our quarter ended December 31, 2007.   During the quarter,  we had revenues of nil compared to the quarter ended December 31, 2006 when our revenues were also nil.  The primary reason for the lack of revenue was the lack of operating capital to manufacture our products.

Our selling, general and administrative expenses nonetheless has increased from $169,579 in the quarter ended December 31, 2006 to $175,806 in the quarter ended December 31, 2007.  The primary reason for the increase was due to the increase in general and administrative expenses.

We expect that in the next two years our selling, general and administrative expense will remain at its fiscal 2007 level or higher, as we will incur the expenses attributable to being a U.S. public company and as we continue to expand the focus of our business operations, necessitating a staff of skilled administrators.

  LIQUIDITY AND CAPITAL RESOURCES

 During the quarter ended December 31, 2007, the operations of Renyuan Bio-Chemicy Co. used $25,579 in cash, primarily due to $175,806 in net loss as compared to a total of 30,676 cash used in fiscal year 2006.

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

8

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISKS

We do not own the type of market risk sensitive instruments described in Regulation S-K Section 305

ITEMS 4 AND 4T.  CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) that are designed to assure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer (one person, our President), as appropriate, to allow timely decisions regarding required disclosures.

As required by Exchange Act Rule 13a-15(b), as of the end of the period covered by this report, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of that date.

There was no change in our internal control over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

9

PART II

OTHER INFORMATION

Item 1	Legal Proceedings
None
Item 1A
Risk Factors: Reference is made to our Current Report on Form 10-KSB, dated February 14, 2008

Item 2	Unregistered Sale of Equity Securities and Use of Proceeds
None

Item 3	Defaults Upon Senior Securities

None

Item 4	Submission of Matters to a Vote of Shareholders

None

Item 5	Other Information

None

Item 6	Exhibits

Exhibit Number	Description

31.1	Section 302 Certification Of Chief Executive Officer And Chief Financial Officer

32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002 – Chief Executive Officer And Chief Financial Officer

SIGNATURES
In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
INTERNET ACQUISITION GROUP, INC.

                  By: /s/ Qingfu Ren
Qingfu Ren, Chief Executive Officer
                    Date: February 19, 2008

10