Form 10-Q
period 2008-03-31
INTERNET ACQUISITION GROUP INC
filed 2008-05-13
CIK 1291047

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 333-122563

INTERNET ACQUISITION GROUP, INC.
(Exact name of small business issuer as specified in its charter)

California	20-0624181
(State or other jurisdiction of incorporation or oganization)	(IRS Employer Identificatin No.)

c/o American Union Securities
100 Wall Street 15th Floor New York, NY 10005
(Address of principal executive offices)

(212) 232-0120
(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                         Yes          No 

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).               Yes     No 

The number of shares of Common Stock, $0.001 par value, outstanding on May 9, 2008, was 100,000,000 shares.

PART 1 –  FINANCIAL INFORMATION

Item 1. Financial Statements

INTERNET ACQUISITION GROUP INC.

BALANCE SHEET

MARCH 31, 2008
(Unaudited)

ASSETS

CURRENT ASSETS:
Cash	$1,972
Inventories	14,504
Sundry current assets	783
TOTAL CURRENT ASSETS	17,259

Property and equipment, net of accumulated depreciation	3,645,960

TOTAL ASSETS	$3,663,219

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$482,268
Notes payable – bank	1,970,640
Due to affiliated company	74,847
Due to stockholders	92,572
Accrued expenses	365,692
TOTAL CURRENT LIABILITIES	2,986,019

STOCKHOLDERS’ EQUITY:
Common stock, $0.001 par value, 100,000,000 shares authorized
100,000,000 shares issued and outstanding 6,896,363,000 shares to be issued upon authorization	6,996,363
Accumulated deficit	(6,529,395)
Accumulated other comprehensive income	210,232
TOTAL STOCKHOLDERS’ EQUITY	677,200

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,663,219

See notes to financial statements

INTERNET ACQUISITION GROUP, INC.

STATEMENTS OF OPERATIONS
(Unaudited)

Three Months Ended		Six Months Ended
March 31,		March 31,
2008	2007	2008	2007

SALES	$-	$-	$-	$-

COSTS AND EXPENSES:
General and administrative	131,356	155,262	276,283	283,823
Interest expense	32,029	38,413	62,908	79,431
TOTAL COSTS AND EXPENSES	163,385	193,675	339,191	363,254

RECOVERY OF BAD DEBT
FROM PRIOR PERIOD	213,808	-	213,808	-

NET INCOME (LOSS)	50,423	(193,675)	(125,383)	(363,254)

OTHER COMPREHENSIVE
INCOME (LOSS):
Foreign currency translation adjustment	17,821	(7,724)	48,077	70,394

COMPREHENSIVE INCOME (LOSS)	$68,244	$(201,399)	$77,306	$292,850

Basic and diluted earnings per common share <* lessthan $0.01>	*	N/A	*	N/A

Weighted average number of shares outstanding	100,000,000	N/A	100,000,000	N/A

See notes to financial statements

INTERNET ACQUISITION GROUP, INC.

STATEMENTS OF CASH FLOWS
(Unaudited)

	SIX MONTHS ENDED MARCH 31,
	2008	2007
OPERATING ACTIVITIES:
Net loss	$(125,383)	$(363,254)
Adjustments to reconcile net loss to net
cash provided by (used in) operating activities:
Depreciation and amortization	259,050	231,693
Changes in operating assets and liabilities:
Inventories	(4,840)	-
Other current assets	(783)	1,201
Accounts payable	(9,269)	(18,724)
Accrued expenses	62,122	69,266
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	180,897	(79,818)

FINANCING ACTIVITIES:
Due from stockholder	(225,196)	(6,459)
Due from affiliated company	49,392	87,384
NET CASH PROVIDED BY FINANCING ACTIVITIES	(175,804)	80,925

EFFECT OF EXCHANGE RATE ON CASH	(4,959)	(1,123)

INCREASE (DECREASE) IN CASH	134	(16)

CASH – BEGINNING OF PERIOD	1,838	933

CASH – END OF PERIOD	$1,972	$917

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$-	$13,625

See notes to financial statements

INTERNET ACQUISITION GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2008
(Unaudited)

1           BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Internet Acquisition Group, Inc. (the "Company") reflect all material adjustments consisting of only normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of results for the interim periods.  Certain information and footnote disclosures required under accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although the Company believes that the disclosures are adequate to make the information presented not misleading.  These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2007 as filed with the Securities and Exchange Commission.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Estimates that are particularly susceptible to change include assumptions used in determining the fair value of securities owned and non-readily marketable securities.

The results of operations for the six and three months ended March 31, 2008 are not necessarily indicative of the results to be expected for the entire year or for any other period.

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

4	PROPERTY AND EQUIPMENT

A summary of property and equipment and the estimated lives used in the computation of depreciation and amortization as of March 31, 2008 is as follows:

	Amount	Life
Machinery and equipment	$3,201,649	7 years
Building and building improvements	2,109,955	39.5 years
Automobile	5,557	3 years
Land	308,042	50 years
	5,625,203
Accumulated depreciation	1,979,243
	$3,645,960

5           EARNINGS PER SHARE

Outstanding shares prior to September 27, 2007, the date of the merger, are undeterminable.  The total shares issued are therefore used as the average shares outstanding.

6	RISK FACTORS

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

Item 3. Overview

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

RESULTS OF OPERATIONS

Quarter Ended March 31, 2008 compared to Quarter Ended March 31, 2007

Our level of operations was minimal during our quarter ended March 31, 2008.   During the quarter, we had revenues of nil compared to the quarter ended March 31, 2007 when our revenues were also nil.  The primary reason for the lack of revenue was the lack of operating capital to manufacture our products.

Our selling, general and administrative expense nonetheless has decreased from $193,675 in the quarter ended March 31, 2007 to $163,385 in the quarter ended March 31, 2008.  The primary reason for the decrease was due to the decrease in general and administrative expenses.

We expect that in the next two years our selling, general and administrative expense will remain at its fiscal 2007 level or higher, as we will incur the expenses attributable to being a U.S. public company and as we continue to expand the focus of our business operations, necessitating a staff of skilled administrators.

Six Months Ended March 31, 2008 compared to Six Months Ended March 31, 2007

Our level of operations was minimal during our six months ended March 31, 2008.   During the six months, we had revenues of nil compared to the six months ended March 31, 2007, when our revenues were also nil.  The primary reason for the lack of revenue was the lack of operating capital to manufacture our products.

Our selling, general and administrative expense was almost at same level in the six months ended March 31, 2007 and in the six months ended March 31, 2008.  This was due to the fact that the Company had no operations during the period.

We expect that in the next two years our selling, general and administrative expense will remain at its fiscal 2007 level or higher, as we will incur the expenses attributable to being a U.S. public company and as we continue to expand the focus of our business operations, necessitating a staff of skilled administrators.

LIQUIDITY AND CAPITAL RESOURCES

During the six months ended March 31, 2008, the operations of Renyuan Bio-Chemicy Co. provided $180,897 in cash, primarily due to $259,050 in depreciation and amortization as compared to a total of $79,818 cash used in the six months ended March 31, 2007.

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

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISKS

We do not own the type of market risk sensitive instruments described in Regulation S-K Section 305.

ITEMS 4.  CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company carried out, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) in ensuring that information required to be disclosed by the Company in its reports is recorded, processed, summarized and reported within the required time periods.  In carrying out that evaluation, management identified a material weakness (as defined in Public Company Accounting Oversight Board Standard No. 2) in our internal control over financial reporting.

The material weakness identified by Management consisted of inadequate staffing and supervision within the bookkeeping and accounting operations of our company.  The relatively small number of employees who have bookkeeping and accounting functions prevents us from segregating duties within our internal control system.  The inadequate segregation of duties is a weakness because it could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews.  However, as there has been no instance in which the company failed to identify or resolve a disclosure matter or failed to perform a timely and effective review, management determined that the addition of personnel to our bookkeeping and accounting operations is not an efficient use of our resources at this time.

Accordingly, based on their evaluation of our disclosure controls and procedures as of March 31, 2008, the Company's Chief Executive Officer and its Chief Financial Officer have concluded that, as of that date, the Company's controls and procedures were not effective for the purposes described above.

There was no change in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the six months ended March 31, 2008 that has materially affected or is reasonably likely to materially affect the Company's internal control over financial reporting.

PART 3 - OTHER INFORMATION

Item 1	Legal Proceedings

None

Item 1A	Risk Factors: There have been no material changes in the risk factors disclosed in our Annual Report or Form 10-KSB for the year ended September 30, 2007

Item 2	Unregistered Sale of Equity Securities and Use of Proceeds

None

Item 3	Defaults upon Senior Securities

None

Item 4	Submission of Matters to a Vote os Shareholders

None

Item 5	Other Information

None

Item 6	Exhibits

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

INTERNET ACQUISITION GROUP, INC.

Date: May 13, 2008	By: /s/Qingfu Ren
Qingfu Ren
Chief Executive Officer