Form 10-Q
period 2008-06-30
INTERNET ACQUISITION GROUP INC
filed 2008-08-14
CIK 1291047

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q


QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the six months period ended June 30, 2008

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

(212) 232-0120
(Issuer’s telephone number)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been  subject to such filing requirements for the past 90 days.     Yes  [ x ]         No  []

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer [ ]	Accelerated Filer [ ]	Non-Accelerated Filer [ ]	Smaller Reporting Company [ x ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	[ ]	No [ x ]

The number of shares of Common Stock, $0.001 par value, outstanding on August 14, 2008, was 30,027,305 shares.

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

INTERNET ACQUISITION GROUP INC.

BALANCE SHEET

	June 30, 2008	September 30, 2007
	Unaudited
ASSETS
Cash	$17,907	$1,838
Accounts receivable	34,870	-
Inventories	138,599	9,028
Sundry current assets	44,563	33,350
TOTAL CURRENT ASSETS	235,939	44,216

Property and equipment, net of accumulated depreciation	3,594,796	3,614,607

TOTAL ASSETS	$3,830,735	$3,658,823

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$562,811	$459,179
Notes payable – bank	2,013,420	1,840,920
Due to affiliated company	32,702	23,780
Due to stockholders	94,575	296,850
Accrued expenses	407,073	283,587
TOTAL CURRENT LIABILITIES	3,110,581	2,904,316

STOCKHOLDERS’ EQUITY:
Common stock, $0.001 par value,
100,000,000 shares authorized
100,000,000 shares issued and outstanding
6,896,363,000 shares to be issued upon authorization	6,996,363	6,996,363
Accumulated deficit	(6,504,420)	(6,404,012)
Accumulated other comprehensive income	228,211	162,156
TOTAL STOCKHOLDERS’ EQUITY	720,154	754,507

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,830,735	$3,658,823

See notes to financial statements

INTERNET ACQUISITION GROUP, INC.

STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

SALES	$190,820	$-	$190,820	$-

COST OF SALES	110,434	-	110,434	-

GROSS PROFIT	80,386	-	80,386	-

COSTS AND EXPENSES:
General and administrative	93,947	115,727	370,230	399,550
Research and development	111,560	-	111,560	-
TOTAL COSTS AND EXPENSES	205,507	115,727	481,790	399,550

LOSS FROM OPERATIONS	(125,121)	(115,727)	(401,404)	(399,550)

OTHER INCOME (EXPENSES)
Interest expense	(34,644)	(52,521)	(97,552)	(131,952)
Recovery of bad debt from prior period	184,740	-	398,548	-

NET INCOME (LOSS)	24,975	(168,248)	(100,408)	(531,502)

OTHER COMPREHENSIVE
INCOME (LOSS):
Foreign currency translation adjustment	16,349	(17,532)	64,426	52,862

COMPREHENSIVE INCOME (LOSS)	$41,324	$(185,780)	$(35,982)	$(478,640)

Basic and diluted earnings per
common share	*	-	*	-

Weighted average number of	100,000,000	N/A	100,000,000	N/A
shares outstanding

* Less than $0.001
See notes to financial statements

INTERNET ACQUISITION GROUP, INC.

STATEMENTS OF CASH FLOWS
(Unaudited)

	NINE MONTHS ENDED
	JUNE 30,
	2008	2007

OPERATING ACTIVITIES:
Net loss	$(100,408)	$(531,502)
Adjustments to reconcile net loss to net
cash provided by (used in) operating activities:
Depreciation and amortization	394,986	349,707
Changes in operating assets and liabilities:
Accounts receivable	(34,870)
Inventories	(128,726)	-
Other current assets	(8,088)	4,812
Accounts payable	60,606	14,824
Accrued expenses	96,912	66,222
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	280,412	(95,937)

INVESTING ACTIVITIES:
Acquisition of property and equipment	(36,475)	-
NET CASH USED IN INVESTING ACTIVITIES	(36,475)	-

FINANCING ACTIVITIES:
Repayment of Loan from stockholder	(230,091)	(12,066)
Loan from affiliated company	6,694	104,358
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(223,397)	92,292

EFFECT OF EXCHANGE RATE ON CASH	(4,471)	5,683

INCREASE IN CASH	16,069	2,038

CASH – BEGINNING OF PERIOD	1,838	933

CASH – END OF PERIOD	$17,907	$2,971

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$1,744	$57,164

See notes to financial statements

INTERNET ACQUISITION GROUP, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2008
(Unaudited)

1           BASIS OF PRESENTATION

        The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted for interim financial information and with the instructions to Form 10-Q and Article 8 of
        Regulation S-X relating to smaller reporting companies.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and nine-month periods ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ended September 30, 2008.

        The balance sheet at September 30, 2007 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.

        For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-KSB for the year ended September 30, 2007 filed on February 14, 2008.

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

Revenue Recognition

Revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, and no other significant obligations of the Company exist and collectability is reasonably assured. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as advances from customers.

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

3           GOING CONCERN

The financial statements have been prepared using accounting principles generally accepted in the United States of America applicable for a going concern, which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business.  The Company’s ability to continue as a going concern is dependent on, among other things, its ability to achieve profitable operations, to maintain its existing financing and to obtain additional financing to meet its obligations and to pay its liabilities when they come due.  The Company is currently pursuing new debt and equity financing in conjunction with proposed future acquisitions and operations

At the present time, the Company does not have sufficient working capital to meet its needs.  The Company intends to raise additional funds through the issuance of equity or convertible debt securities.  There can be no assurance that additional financing will be available on terms favorable to the Company, or at all.  The inability to raise the additional funds could cause the Company to cease all operations.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

4	PROPERTY AND EQUIPMENT

A summary of property and equipment and the estimated lives used in the computation of depreciation and amortization as of June 30, 2008 is as follows:

	Amount	Life
Machinery and equipment	$3,277,113	7 years
Building and building improvements	2,149,848	39.5 years
Automobile	5,678	3 years
Right to use land	314,680	50 years
	5,747,319
Accumulated depreciation	2,152,523
	$3,594,796

5           EARNINGS PER SHARE

Outstanding shares prior to September 27, 2007, the date of the merger, are undeterminable.  The total shares issued are therefore used as the average shares outstanding.

6	RISK FACTORS

Vulnerability due to Operations in PRC

The Company=s operations may be adversely affected by significant political, economic and social uncertainties in the PRC.  Although the PRC government has been pursuing economic reform policies for more than twenty years, no assurance can be given that the PRC government will continue to pursue such policies or that such policies may not be significantly altered, especially in the event of a change in leadership, social or political disruption or unforeseen circumstances affecting the PRC’s political, economic and social conditions.  There is also no guarantee that the PRC government=s pursuit of economic reforms will be consistent or effective.

Substantially all of the Company=s businesses are transacted in RMB, which is not freely convertible.  The People’s Bank of China or other banks are authorized to buy and sell foreign currencies at the exchange rates quoted by the People=s Bank of China.  Approval of foreign currency payments by the People’s Bank of China or other institutions requires submitting a payment application form together with suppliers’ invoices, shipping documents and signed contracts.

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

7	SUBSEQUENT EVENTS

On July 15, 2008 the holders of a majority of the voting power of the Company gave their written consent to a resolution adopted by the Board of Directors to amend the Company's Articles of Incorporation to (1) change the name of the Company to "China Renyuan International, Inc." and (2) effect a 233 to 1 reverse split of the Company's common stock.  The ammendment was filed with the California Secretary of State on or about August 11, 2008 at which time it became effective.

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

Business Overview

Our business is principally that of our wholly-owned subsidiary, Renyuan Bio-Chemicy. Renyuan Bio-Chemicy is a high-technology biochemical enterprise located in the Jizhou City High & New Tech Industrial Zone of Hebei Province near Beijing.  Renyuan’s business is the research, production and management of chemicals, bio-pharma and pharmaceutical intermediates, however, notwithstanding our recent resumption of operations,  Renyuan’s ability to produce products on a viable commercial basis and conduct  research unless continues to be dependant upon our  raising additional funds.

Principal products and their markets

Renyuan Bio-Chemicy’s principal products are D-Hydroxyphenlyglycine, an intermediate products used by pharmaceutical companies, and DL-Serine, another pharmaceutical intermediate.  Both products can be produced using current production lines and equipment.  The Company has also developed the capability to produce D-phenylalanine, an amino acid used in pharmaceuticals and foods.

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

In July 2003, Renyuan Bio-Chemicy recommenced production of D-PHG, but a joint directive issued by the State Reform and Development Commission and the State Drug Administration in October 2003 eventually made it impossible to continue manufacturing. Therefore, the Company was limited in 2005 and 2006 to selling the products it held in inventory which were manufactured prior to October 2003. The directive set price caps on antibiotics following reports that certain pharmaceutical companies reaped windfall profits sales of antibiotics during the SARS epidemic despite the fact that Amoxycillin is not effective against SARS and that its price had not risen abnormally.  Nevertheless, the directive provided for a 30% cut of the price of Amoxycillin and certain other antibiotics.  As a result, the 30% price cut made it unprofitable to produce the product.  The company discontinued production. However, with some technical adjustment and investment, the D-PHG plant was redeployed to produce DL-Serine or vitamin B-2 (riboflavin) during the quarter ended June 30, 2008.  At the present time we lack sufficient funds to make the switch, but we intend to do so if and when we can secure needed funds.  At this time we cannot provide any meaningful estimates as to the time and expenses needed to redeploy the D-PHG plant for the production of DL-Serine or vitamin B-2 and we cannot provide any assurances that we will be able to make such redeployment.

Renyuan’s second product, DL-Serine is a synthetic amino acid that has applications in pharmaceutical and food fields.  Related compounds of DL-Serine can be converted to L-ser, D-ser, and after hydrolysis, 3-Chloroalanine.  The latter is used in treatments for tuberculosis and also to make agents for foods, nutritional supplements, and animal fodder.  Because of special moisture properties, it can be used in cosmetics to improve skin elasticity.  DL-Serine is in short supply within China and throughout the world.  Renyuan has the capacity to produce 24 tons of DL-Serine per year.  As it did for D-PHG, the Company gradually wound down and then ceased production of DL-Serine due to a shortage of working capital following the disruption caused by the SARS epidemic.  But in contrast to D-PHG, we plan to be able to produce DL-Serine going forward, and have, with the cooperation of certain customers who have pre-paid in part for their orders, resumed production.

The Company failed to realize that the new processing technique not only failed to produce D-PHG pure enough to manufacture injections, but the production costs also turned out to be much higher than expected. So at the end of fiscal year 2007, the company didn’t perform any production and sales.

From July 2007 to September 2007, the professor Yi from Tsinghua University took three production lines standards tests for the spherical lithium iron phosphate products, in which the equipment operation, technology operations, and accomplishment are very smooth. We were very satisfied with the actual test results. By the end of December 2007, the company signed a formal long-term supply agreement of lithium iron phosphate with a Beijing client. We formally re-started revenue generating operations during the quarter ended June 30, 2008.

The Company did all the preparatory work before production from October 2007 to December 2007, so sales were still zero at that time, but the pace of progress of the company has not stopped. The Company recovered more than $145,000 account receivables from July 2007 to September 2007.  During the first fiscal quarter of 2008 we recovered approximately $210,000 in accounts receivables during the second fiscal quarter of 2008 we recovered $185,000 of accounts receivables.
The Company's' production of D-PHG was restored as of June 2008. The Company has determined that based on its internal projections, the carrying costs of the assets are recoverable.  The Company projects revenue of 80 Million RMB or approximately $11.42 million USD for the next twelve months, but can not give assurance that it will reach those goals.

The Company performed an impairment test for its fixed assets and found no impairment due to the fact that the equipment was now online for production.  Based upon our surveys and general knowledge of our equipment, we believe that there would be a market for the equipment in the event that we seek to sell the equipment. This is because the equipment is brand new and widely used in the market.

We are attempting to deal with our need for working capital resulting from our production halts through an approach of aggressively collecting our receivables, partnerships with our suppliers which provide for favorable payment terms and giving our customers discounts for prepayments on orders.  To date, the Company believes that these measures have been beneficial in lessening our working capital shortages and enabling production although we continue to seek working capital investment.

The Company has received orders from Xiamen Pujing Medicine Production Company and Nantong Kaixin Chemistry Production, Ltd. We anticipate significant orders with pre-payments from other customers in the next few months. Xiamen Pujing Medicine Production Company has ordered 1.2 tons and we have sent our products to them. According to the contract, the advance payment is 60% and the rest of the payment will be received within 3 days when the products arrived. We have been paid in full for this shipment. With regard to Nantong Kaixin Chemistry Production, Ltd, they have paid the whole payment for 800 kg products.

RESULTS OF OPERATIONS

Quarter Ended June 30, 2008 compared to Quarter Ended June 30, 2007

Our sales were $190,820 during our quarter ended June 30, 2008 and $0 during the quarter ended June 30, 2007.   The primary reason for this increase was the restoration of the Company's D-PHG production line.

Our total costs and expenses have increased from $115,727 for the three month period ended June 30, 2007 to $205,507 for the three months ended June 30, 2008.  This primary reason for this increase of 77.6% was due to the increase in research and development expenses. These costs of $111,560 represent 54.2% of total expenses during the three month period ended June 30, 2008. These costs are associated with the technical adjustments to the D-PHG production line incurred to restore it to operational capacity.

In comparison, general and administrative expenses of $93,947 remained relatively unchanged during the three month period ended June 30, 2008 compared to $115,727 during the three month period ended June 30, 2007.
The biggest contributor to general and administrative expenses during the three month period ended June 30, 2008 was $85,446 in depreciation expenses.

Net income for the three month period ended June 30, 2008 totaled $24,975 compared to a net loss of $168,248 the three month period ended June 30, 2007. This was a direct result of our ability to resume production of our products.

Nine Months Ended June 30, 2008 compared to Nine Months Ended June 30, 2007

Our sales were $190,820 during nine months ended June 30, 2008 compared to nil for the nine months ended June 30, 2007.  The primary reason for the increase of revenue was that the Company's resumed production of D-PHG.

Our total costs and expenses have increased from $339,550 during the nine months ended June 30, 2007 to $481,790 during the nine months ended June 30, 2008.  The primary reason for this 20.6% increase was due to the increase in research and development expenses. All research and development expenses were incurred during the three month period ended June 30, 2008 as discussed above.

General and administrative expenses of $370,230 remained relatively unchanged during the nine month period ended June 30, 2008 compared to $399,550 during the nine month period ended June 30, 2007.

The biggest contributor to general and administrative expenses during the nine month period ended June 30, 2008 was $331,431 in depreciation expenses.

We expect that in the near future our selling, general and administrative expense will increase steadily, as we will incur the expenses attributable to being a U.S. public company and as we continue to expand the focus of our business operations, necessitating a staff of skilled administrators.

Net loss for the nine month period ended June 30, 2008 totaled $100,408 compared to a net loss of $531,502 during the nine month period ended June 30, 2007. This reduction in net loss was a direct result of our ability to resume production of our products during the three months period ended June 30, 2008.

LIQUIDITY AND CAPITAL RESOURCES

During the nine months ended June 30, 2008, our operations provided $282,412 in cash, primarily due to $394,986 in depreciation and amortization and a reduction in net loss to $100,408. In comparison, for the same period in 2007, $95,937 in cash was used as a result of a net loss of $531,502.

From 2008 the Company began shipping product to its customers. The Company started its production in May 2008 and began sales in June 2008. This timetable was reachable due to the fact that it takes about one week from the material input to the packaging of finished goods off the assembly line. Although the current production volume is small, we expect to gradually increase production in the near future.

The company has financed the production in several ways including the collection of $398,548 of previously written-off accounts receivable. The Company is also taking advantage of favorable terms with its suppliers who have extended credit during the initial production of the product.

During the nine months ended June 30, 2008, net cash used in investing activities totaled $36,475 which was the acquisition of property and equipment for our production lines. In comparison to the same period in 2007, we had no investing activities.

During the nine months ended June 30, 2008, net cash used in financing activities totaled $223,397 which was primarily of the repayment of loans from Mr. Ren Chaozhang, one of our directors. In comparison to the same period in 2007, net cashed provided by financing activities was $92,292 which resulted primarily from a loan from an affiliated company.

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

Accordingly, based on their evaluation of our disclosure controls and procedures as of June 30, 2008, the Company's Chief Executive Officer and its Chief Financial Officer have concluded that, as of that date, the Company's controls and procedures were not effective for the purposes described above.

There was no change in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the six months ended March 31, 2008 that has materially affected or is reasonably likely to materially affect the Company's internal control over financial reporting.

PART 3 - OTHER INFORMATION

Item 1	Legal Proceedings

None

Item 1A	Risk Factors: Reference is made to our Current Report on Form 10-KSB

Dated February 14, 2008

Item 2	Unregistered Sale of Equity Securities and Use of Proceeds

None

Item 3	Defaults upon Senior Securities

None

Item 4	Submission of Matters to a Vote of Shareholders

None

Item 5	Other Information

Item 6	Exhibits

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

/s/Qingfu Ren
Qingfu Ren, Chief Executive Officer

Date: August 14, 2008